Form 10-K
period 1993-12-31
PACIFIC SCIENTIFIC CO
filed 1994-03-28
CIK 75608

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               (X) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1993
                                       OR
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from.............to.............
                           Commission File No. 1-7744

                           PACIFIC SCIENTIFIC COMPANY
             (Exact name of registrant as specified in its charter)

                         CALIFORNIA                                             94-0744970
                (State or other jurisdiction                       (I.R.S. Employer Identification No.)
             of incorporation or organization)

            620 Newport Center Drive, Suite 700
                 Newport Beach, California                                        92660
          (Address of Principal Executive Offices)                              (Zip Code)

       Registrant's Telephone Number, Including Area Code:  714/720-1714

          Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of Each Exchange
                    Title of Each Class                                    on Which Registered
                    -------------------                                   ---------------------
          Common Stock, par value $1.00 per share                        New York Stock Exchange
         7-3/4% Convertible Subordinated Debentures                      New York Stock Exchange
                     due June 15, 2003


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $24.75 per share, which was the last sale price on the New York Stock Exchange on March 4, 1994, was $134,080,279.

As of the latest practicable date, there were 5,417,385 shares of registrant's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal year ended December 31, 1993 (only specific portions of which are incorporated by reference in Parts I and II); definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the 1994 Annual Meeting of Stockholders (incorporated by reference in Part
III).





                      The Exhibit Index begins on Page 16.

                                     PART I

ITEM 1.  BUSINESS

   (a)   GENERAL DESCRIPTION OF BUSINESS

         Pacific Scientific Company ("Registrant" or the "Company") was incorporated in California in 1937 as successor to a company in business since 1919; it has used the name Pacific Scientific Company since 1923. Registrant's business is making and selling electrical equipment and safety equipment. In addition to six main United States operating divisions, the Registrant has wholly-owned sales subsidiaries in Germany, France, England and the U. S. Virgin Islands. In July and August of 1993, the Company purchased all the outstanding shares of common stock of Powertec Industrial Corporation and Automation Intelligence, Inc., respectively. In April 1993, the Company purchased certain operating assets of Unidynamics/Phoenix, Inc., a subsidiary of Crane Co. Additional information regarding these acquisitions is presented in Note 6 on Page 25 of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, a copy of which has been delivered to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3 of the Commission, and such Note 6 is incorporated herein by reference in accordance with the provisions of Rule 12b-23 of the Commission ("Rule 12b-23"). The Unidynamics/Phoenix, Inc. acquisition necessitated the expansion of the manufacturing facilities of the Energy Dynamics Division in Chandler, AZ. Currently, the Registrant has 25,000 square feet of manufacturing space under construction. The estimated cost of construction is $3 million.

   (b) and (c)(1)(i)      DESCRIPTION OF BUSINESS SEGMENTS

         Information regarding business segments is presented in Note 11 beginning on Page 27 of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

         Each of Registrant's divisions is responsible for marketing its own products, generally selling through a combination of its own sales personnel, sales representatives and distributors, both in the United States and foreign countries. Additional information regarding the Company's products and markets is presented on Pages 4 through 9 in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

         The percentages of the Company's consolidated net sales represented by its major markets for the fiscal years 1993, 1992 and 1991, respectively, were as follows:

                                                1993                  1992                  1991
                                                ----                  ----                  ----
Electrical Equipment
- --------------------

Motors and Controls                              44%                   42%                   39%
Electrical Utilities                             12                    14                    14
Particle Monitoring Instruments                  10                    11                    10

Safety Equipment
- ----------------

Fire Detection and Suppression                   15                    17                    19
Restraints                                       10                    11                    11
Pyrotechnics                                      9                     5                     3
Discontinued Product Line                         -                     -                     4
                                                ---                   ---                   ---
                                                100%                  100%                  100%


   (c)(1)(ii)   MATERIAL NEW PRODUCTS OR SEGMENTS

         There has been no public announcement of, nor has the Registrant made public, information about a new product or industry segment that would require the investment of a material amount of assets of the Registrant or that otherwise is material.

   (c)(1)(iii)   SOURCES OF RAW MATERIAL

         Registrant's manufacturing operations consist primarily of fabricating and assembling parts, components and units into finished products and then testing the products. Raw materials, parts, components and assemblies are obtained from independent suppliers. Except as described in the following paragraph, the Registrant generally has not experienced any serious difficulty in obtaining adequate supplies of required materials and services, and continues to seek secondary sources of supply in the few cases where it relies upon a single supplier.

         Within the Safety Equipment segment, Halon 1301, the fire suppression agent used in all aircraft fire suppression systems, contains chlorofluorocarbon an ozone depleting chemical. By international agreement, the production of Halon 1301 was discontinued in 1993. During 1992, the Company developed a system capable of recovering and reprocessing Halon 1301 and also increased its storage capacity for this material.

         During 1993, the Company was able to increase its supply of this agent to a level that management believes is adequate to meet future demands. The Company was able to accomplish this by recycling Halon 1301 from suppression systems used in applications less critical than aircraft (i.e. systems that protect equipment rather than human life). The Company is also investigating the viability of various non- chlorofluorocarbon suppression agents.

   (c)(1)(iv)    EFFECT OF PATENTS, TRADEMARKS, LICENSES, ETC.

         Registrant owns numerous United States and foreign patents expiring at various dates to 2008. Registrant also owns a number of trademarks. Although these patents and trademarks have been and are expected to be of value in the opinion of the Registrant, the loss of any single such item or group of related items would not have a material effect on the conduct of the business.

   (c)(1)(v)&(vi)   SEASONAL AND WORKING CAPITAL REQUIREMENTS

         Not applicable.

   (c)(1)(vii)   MAJOR CUSTOMERS

         For the year ended December 31, 1993, approximately 19% of Registrant's sales were attributable to United States defense contracts, of which 5% were awarded directly by the United States government and 14% through subcontracting procedures. Virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocations process. A material reduction in United States government appropriations for defense programs may have an adverse effect on the Registrant's business, depending on the specific defense programs affected by any such reduction. Currently, the Registrant is not aware of the curtailment or cancellation of any United States defense program under which Registrant is performing as a prime contractor or subcontractor, that would have a material adverse effect on the Registrant's business. Government contracts are subject to termination by the government without cause, but in the event of such termination, Registrant would ordinarily be entitled to reasonable compensation for work completed prior to termination.

         Additional information regarding sales to military customers is included on Page 10 in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

   (c)(1)(viii)  BACKLOG

         Registrant's backlog of unfilled purchase orders believed by Registrant to be firm, amounted to $91,774,000 on December 31, 1993, compared with a backlog of $77,740,000 and $78,749,000 at year end 1992 and 1991, respectively. Registrant considers an unfilled purchase order to be firm when a specific delivery date has been established by the parties. Of the backlog, approximately 80% is expected to be shipped in the current fiscal year. Additional information concerning backlog is included on Page 10 in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 and is incorporated herein by reference in accordance with the provisions of Rule 12b- 23.

   (c)(1)(ix)    GOVERNMENT CONTRACTS

         See (c)(1)(vii) above.

   (c)(1)(x)   COMPETITION

         A number of companies, some of which are significantly larger than Registrant, manufacture products which compete directly with those Registrant produces. No single company competes with Registrant across its entire product line. The Registrant's competitive strategy is to achieve cost and quality advantages, offer excellent customer service, and broaden the markets in which its core competence can be applied. Competition by major product line is as follows:

         ELECTRICAL EQUIPMENT

         Motors and Control

         The Company's five motor and control product lines are primarily sold for industrial applications with some motors being used in consumer products. The market for permanent magnet brush type DC motors is extremely fragmented and none of the three main domestic competitors has a dominant market share. The emerging market for brushless DC motors, drives and controls has many competitors vying for market share in industrial markets, although Registrant believes it has the highest market share of any domestic supplier. The alternator and regulator product line used in aircraft and missiles has several significant domestic competitors with numerous foreign companies that would be classified as indirect competition.

         Products for Electrical Utilities

         The Registrant and at least four major competitors account for virtually all of the United States market for outdoor lighting controls. However, Registrant has a major share of the United States market for controls used in street lighting. The local and remote control market segment within the electric utilities market is highly fragmented and niche application oriented. Each product has competition from different companies with no single competitor having a product line offering similar to Registrant's.

         Particle Monitoring Instrument

         In particle monitoring, Registrant has a leading market position for sensing particulate contamination in liquid, air and vacuum environments. There are at least six direct global competitors for particle monitoring.

         SAFETY EQUIPMENT

         Fire Detection and Suppression

         Registrant has a leading position in the aircraft market for its aircraft fire suppression product line. There is one significant domestic competitor in the fire suppression product line with three other competitors sharing a smaller portion of the market. There are at least five other competitors for fire detection equipment sold to the aerospace and military vehicle markets.

         Restraints

         There are at least two major competitors in the United States and two in Europe for Registrant's ballistic and inertia reels which are used, mainly in aircraft, for the safety restraint of the crews. However, Registrant has maintained a significant share of this market. There are two principal competitors for the cable tension regulator, the Registrant's principal flight control component.

         Pyrotechnic

         The pyrotechnic product line addresses multiple niches within the domestic aerospace and commercial oil well marketplace and the Registrant has at least two competitors in each segment.

   (c)(1)(xi)    RESEARCH AND DEVELOPMENT

         Research and development is conducted by the Registrant at its various United States divisions for its own account and at some locations for customers on a contract basis. For its own account, Registrant spent $8,584,000, $8,235,000 and $8,446,000 in 1993, 1992 and 1991, respectively.

   (c)(1)(xii)   ENVIRONMENTAL COMPLIANCE

         In the opinion of Registrant, compliance with existing Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will not have a material effect on the capital expenditures, earnings or competitive position of Registrant and its subsidiaries. The Company is continuing environmental remediation at one of its former plant sites and has been designated as a potentially responsible party, along with other companies, for certain waste disposal sites. The Company establishes reserves for such costs which are probable and reasonably estimable and believes that any possible liability incurred will not have a material adverse effect on the financial position of the Company.

   (c)(1)(xiii)   EMPLOYEES

         Registrant and its subsidiaries employ 1,597 persons, as of December 31, 1993.

   (d)(1)   EXPORT SALES

         During the years of 1993, 1992 and 1991, Registrant did not engage in material manufacturing operations in foreign countries. Export sales by United States operations to customers in foreign countries represented approximately 18% in 1993, 17% in 1992 and 14% in 1991 of Registrant's sales.

   (d)(1)(i)&(ii)   RESTATEMENTS

         Not applicable.

   (d)(2)   RISK TO FOREIGN OPERATIONS

         In the opinion of Registrant, there is no significant risk attendant to its foreign operations or any dependence of its industry segments on its foreign operations.

   (d)(3)   INTERIM FINANCIAL STATEMENTS

         Not applicable.

ITEM 2. PROPERTIES

         Registrant's properties are summarized in the following table:

Location and Function                      Building Area            Segment
- ---------------------                      -------------            -------
OWNED
- -----

Oxnard, CA
To replace leased facility                   5.7 Acres
in Santa Barbara                             (Undeveloped)          Electrical Equipment

LEASED
- ------

Newport Beach, CA
Offices                                    14,000 sq.ft.            Corporate

Santa Ana, CA
Offices and Manufacturing                  53,000 sq.ft.            Subleased to Others

Menlo Park, CA
Offices and Manufacturing                  60,000 sq.ft.            Subleased to Others

Sunnyvale, CA
Offices and Manufacturing                   7,800 sq.ft.            Electrical Equipment

Juarez Mexico
Offices and Manufacturing                   9,000 sq.ft.            Electrical Equipment

Broomfield, CO
Offices and Manufacturing                  15,000 sq.ft.            Electrical Equipment

Charlestown, MA
Offices and Manufacturing                  26,000 sq.ft.            Electrical Equipment

Duluth, GA
Offices and Manufacturing                  27,000 sq.ft.            Electrical Equipment

Silver Spring, MD
Offices and Manufacturing                  35,000 sq.ft.            Electrical Equipment

Rock Hill, SC
Offices and Manufacturing                  37,000 sq.ft.            Electrical Equipment

Santa Barbara, CA
Offices and Manufacturing                  56,000 sq.ft.            Electrical Equipment

Weymouth, MA
Offices and Manufacturing                  80,000 sq.ft.            Electrical Equipment

Rockford, IL
Offices and Manufacturing                  120,000 sq.ft.           Electrical Equipment

Chandler, AZ - Boston St.
Offices                                     10,600 sq.ft.           Safety Equipment

Chandler, AZ
Manufacturing - Under Construction          25,000 sq.ft.           Safety Equipment

Chandler, AZ - Willis Dr.
Manufacturing                               34,000 sq.ft.           Safety Equipment

Goodyear, AZ
Manufacturing                               46,000 sq.ft.           Safety Equipment

Yorba Linda, CA
Offices and Manufacturing                  60,000 sq.ft.            Safety Equipment

Duarte, CA
Offices and Manufacturing                  85,000 sq.ft.            Safety Equipment

U.S., Europe and Mexico
Service and Sales Offices                                           All Products

As noted in Part I, Item 1 of this Annual Report on Form 10-K, the acquisition of Unidynamics/Phoenix, Inc. has necessitated the addition of approximately 25,000 square feet of manufacturing facilities in Chandler, Arizona. Upon completion of these facilities (estimated to occur in the second quarter of 1994) the lease on the facilities in Goodyear, Arizona will expire and it will not be renewed. All other manufacturing facilities and manufacturing equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated. To the extent the above referenced leases expire and are not renewed, Registrant believes it has the ability to acquire adequate space for conducting its operations.

ITEM 3. LEGAL PROCEEDINGS

         There are no material legal, administrative or judicial proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matter was submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The text and tabular presentations appearing under the captions "Dividends" and "Price Range of Common Stock" on Page 28 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 are incorporated herein by reference in accordance with the provisions of Rule 12b-23. At the end of 1993, there were 1,630 stockholders of record. The total number of beneficial holders of Registrant's common stock is estimated at approximately 4,200. Registrant's common stock is traded on the New York, Midwest and Pacific Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

         The material appearing under the caption "Five Year Financial Summary" on Page 15 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS              OF OPERATIONS

         The text appearing under the caption "Management's Discussion and Analysis" appearing on Pages 10, 11, 12 and 13 of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements for the fiscal years ended December 31, 1993, December 25, 1992 and December 27, 1991 appearing on Pages 17 through 27; the Independent Auditors' Report appearing on Page 16; and Management's Report appearing on Page 14 of the Annual Report to Stockholders for the fiscal year ended December 31, 1993 are incorporated herein by reference in accordance with the provisions of Rule 12b- 23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Registrant has not had disagreements with, nor has the Registrant changed independent accountants during the past two years.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors and all persons nominated or chosen to become directors, as well as information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") by the directors, officers and beneficial owners of more than 10% of any class of equity securities of the Registrant, is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of Registrant's fiscal year ended December 31, 1993.

         Information regarding the Company's executive officers appears below:


Name and Age                      Positions with Registrant
- ------------                      -------------------------
Edgar S. Brower (63)              Chairman of the Board of Directors (since 1990),
                                  President, Chief Executive Officer and Director (since 1985)

Richard V. Plat (64)              Senior Vice President, Finance and Administration and
                                  Secretary (since 1977)

Steven L. Breitzka (36)           Corporate Vice President and President, HTL/Kin-Tech Division
                                  (since 1992)

Robert L. Day (62)                Corporate Vice President and President,
                                  Energy Dynamics Division(since 1993)

Richard G. Knoblock (53)          Corporate Vice President (since 1989) and
                                  President, Electro-Kinetics Division (since 1988)

Ronald B. Nelson (54)             Corporate Vice President (since 1990) and President,
                                  Motor & Control Division (since 1990)

Robert L. Olsen (49)              Corporate Vice President (since 1989) and President,
                                  HIAC/ROYCO (since 1988)

John M. Ossenmacher (34)          Corporate Vice President and President,
                                  Fisher Pierce Division (since 1993)

William L. Nothwang (56)          Controller and Assistant Secretary (since 1978)

Peer A. Swan (49)                 Treasurer (since 1982)

         No executive officer of the Registrant is related to any other executive officer of the Registrant. All executive officers of the Registrant serve at the discretion of the Board of Directors. No understanding or arrangement exists between any executive officer and any other person pursuant to which he was chosen as an officer.

         Mr. Brower was elected Chairman of the Board of Directors of the Registrant in 1990. He was hired as President and Chief Operating Officer in 1985 and was named Chief Executive Officer later in that year.

         Mr. Plat was hired as Vice President of Finance and Administration and Secretary in 1977 and was promoted to Senior Vice President in 1983.

         Mr. Breitzka was promoted to Corporate Vice President and President of the HTL/Kin-Tech Division in 1992. He had been a Product Line Vice President of that division since 1988.

         Mr. Day was promoted in 1993 to Corporate Vice President and President of the newly formed Energy Dynamics Division. Previously, Mr. Day was General Manager of the Company's Energy Systems Division which was a part of and manufactured a product line for the HTL/Kin-Tech Division. With the acquisition of Unidynamics/Phoenix, Inc. and its subsequent merger into the Energy Systems product lines, the Energy Dynamics Division was formed. Mr. Day has held various management positions within Pacific Scientific Company since 1981.

         Mr. Knoblock was hired as President of the Electro-Kinetics Division in 1988 and was promoted to Corporate Vice President in 1989.

         Mr. Nelson was hired as President of the Motor & Control Division and appointed Corporate Vice President in early 1990. He was General Manager of the Motor Division of Barber Colman Co. from 1982 to 1990.

         Mr. Olsen was hired as President of the Instrument Division, now known as HIAC/ROYCO, in 1988. He was promoted to Corporate Vice President in 1989.

         Mr. Ossenmacher joined Pacific Scientific in 1992 as Product Line Director for the HTL/Kin-Tech Division. He was promoted to Corporate Vice President and President of the Fisher Pierce Division in 1993. Previously, Mr. Ossenmacher was with the Parker-Hannefin Corporation where he held various management positions since 1981, the most recent being Director of Worldwide Commercial Transport Business.

         Mr. Nothwang was hired as Corporate Controller in 1978 and later appointed Assistant Secretary.

         Mr. Swan was hired in 1977 as Assistant Treasurer and promoted to Treasurer in 1982.

ITEM 11.  EXECUTIVE COMPENSATION

         The information with respect to executive compensation is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A no later than 120 days after the end of Registrant's fiscal year ended December 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information with respect to security ownership of certain beneficial owners and management is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A no later than 120 days after the end of Registrant's fiscal year ended December 31, 1993.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant and its subsidiaries have not had any transaction or series of similar transactions nor is there any currently proposed transaction or series of transactions that would exceed $60,000 and in which any director, executive officer, security holder of more than 5% of the Company's voting securities or the immediate family of any of the foregoing persons, would have a direct or indirect material interest as defined by Item 404(a) of Regulation S-K.

         There have been no business relationships, as defined by Item 404(b) of Regulation S-K, with regard to any of the Registrant's directors or nominees for director.

         No director, executive officer or nominee for election as director nor any member of their immediate family has been indebted to the Registrant or its subsidiaries at any time since December 26, 1993 in an amount in excess of $60,000, as defined by Item 404(c) of Regulation S-K.

         Item 404(d) of Regulation S-K does not apply to the Registrant.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1  List of Documents filed as a part of the Report:

         Financial Statements:

         Consolidated Financial Statements for the fiscal years ended December 31, 1993, December 25, 1992 and December 27, 1991 appearing on Pages 17 through 27; the Independent Auditors' Report appearing on Page 16; and Management's Report appearing on Page 14 of the Annual Report to Stockholders for the fiscal year ended December 31, 1993 are incorporated herein by reference in accordance with the provisions of Rule 12b-23. With the exception of the pages referred to in the preceding sentence and other information specifically incorporated by reference in this Form 10-K, the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 is not to be deemed filed as part of this report.

  (a) 2  Included herein:


                                                                                     Page No.
                                                                                     --------
         Independent Auditors' Report                                                  13

         Financial Statement Schedules:

                 Schedule IX, Short-Term Borrowings                                    14

                 Schedule X, Supplementary Income Statement Information                15

         Other consolidated supplemental schedules are omitted because of the absence of conditions under which they are required or because the information required by such omitted schedules is set forth in the consolidated financial statements or notes thereto.

   (a) 3  Exhibits


    3.1     Restated Articles of Incorporation, as amended (6)

    3.2     Bylaws, as amended (5)

    4.0     Indenture, dated as of April 25, 1983, for Registrant's
            7-3/4% Convertible Subordinated Debentures, due 2003, incorporated by reference to Form S-3 (Registration No.
            2-82947) filed April 8, 1983.

    4.1     Indenture, dated as of October 1, 1989, for Registrant's
            California Statewide Communities Development Authority
            Industrial Development Revenue Bonds, due 2019.  (6)

    10.1    Lease on facilities at 11801 Tech Road, Silver Spring,
            MD 20904.  (8)

    10.2    Agreement for sale of facilities and property at 1350 S.
            State College Blvd., Anaheim, CA pursuant to Sale Escrow
            Instructions dated April 5, 1989 and subsequent amendments.
            (6)

    10.3    Registrant's 1992 Key Employee Stock Option Plan. (8)

    10.4    Directors' Retirement Plan. (4)

    10.5    Severance Agreement by and between Registrant and Edgar S.
            Brower, effective December 27, 1985. (2)

    10.6    Severance Agreement by and between Registrant and Richard
            V. Plat, effective May 24, 1983. (1)

    10.7    Restricted Stock Agreement by and between Registrant and
            Edgar S. Brower, Effective April 23, 1986. (3)

    10.8    Registrant's Shareholders Protection Agreement. (9)

    10.9 Amendment to Registrant's Shareholders Protection Agreement dated August 22, 1990. (7)

    10.10 Agreement for the acquisition of certain assets of Unidynamics/Phoenix, Inc., formerly a subsidiary of Crane
            Co., pursuant to an asset purchase agreement dated August 6, 1993.

    10.11 Agreement for the acquisition of Automation Intelligence, Inc. pursuant to a stock purchase agreement dated July 30, 1993.

    10.12   Agreement for the acquisition of Powertec Industrial
            Corporation pursuant to a stock purchase agreement dated
            March 31, 1993. (10)

    13.0    Annual Report to Stockholders for the fiscal year ended
            December 31, 1993 (parts not incorporated by reference are furnished for information purposes only and are not filed herewith).

    22.0 Subsidiaries of the Registrant, incorporated by reference to "Divisions and Subsidiaries" appearing on Page 29 of Registrant's 1993 Annual Report to Stockholders.

    24.0    Independent Auditors' Consent


(b)      Reports on Form 8-K

         A Form 8-K Current Report was filed by the Registrant on August 13, 1993 and the related Form 8-K/A Amendment No. 1 was filed October 13, 1993 pursuant to the requirements of the Securities Exchange Act of 1934. Information was provided with regards to Items 2 and 7, "Acquisition of Assets" and "Financial Statements of Businesses Acquired", respectively, for the Registrant's acquisition of Powertec Industrial Corporation on July 30, 1993. The following financial statements were included in the filings:

         Form 8-K:

         Item 7(a)  Financial Statements and Financial Information

                 (a)      Independent Auditors' Report
                 (b)      Consolidated Balance Sheets as of December 31, 1991
                          and 1992
                 (c) Consolidated Statements of Income for the years ended December 31, 1991 and 1992
                 (d)      Consolidated Statements of Stockholders' Equity for
                          the years ended December 31, 1991 and 1992.
                 (e)      Consolidated Statements of Cash Flows for the years
                          ended December 31, 1991 and 1992
                 (f)      Notes to Consolidated Financial Statements
                 (g)      Independent Auditors' Report on Supplementary
                          Information
                 (h)      Selling Expenses
                 (i) General and Administrative Expenses for the years ended December 31, 1991 and 1992

         Form 8-K/A:

         Item 7(b)  Proforma Financial Information

                 (a) Historical and Proforma Condensed Consolidated Statements of Income for the six months ended June 25, 1993 (unaudited)
                 (b) Historical and Proforma Condensed Consolidated Statements of Income for the year ended December 25, 1992 (unaudited)
                 (c) Historical and Proforma Condensed Consolidated Balance Sheets as of June 25, 1993 (unaudited)
                 (d) Notes to Historical and Proforma Condensed Consolidated Financial Statements

         Additional information regarding this acquisition is contained in Items 1(a) appearing on Page 2 of this Form 10-K.

   (c)   Included in 14(a) 3 above.
   (d)   Included in 14(a) 2 above.

___________________________________________
(1) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1984.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 26, 1986.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1987.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1988.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 30, 1989.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1990.

(7) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1991.

(8) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 19, 1993.

(9)      Incorporated by reference to Registrant's Form 8-K filed November 22,
         1988.

(10)     Incorporated by reference to Registrant's Form 8-K filed August 13,
         1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PACIFIC SCIENTIFIC COMPANY

March 28, 1994                                    By  /s/ Richard V. Plat
                                                     -------------------------
                                                  Richard V. Plat Senior Vice
                                                  President, Finance &
                                                  Administration and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                   CAPACITY                                   DATE
                ---------                                   --------                                   ----
                                                       Principal Executive
/s/ Edgar S. Brower                                   Officer and Director                        March 28, 1994
- ------------------------------------------
Edgar S. Brower

                                                       Principal Financial
/s/ Richard V. Plat                                          Officer                              March 28, 1994
- ------------------------------------------
Richard V. Plat


/s/ William L. Nothwang                                    Controller                             March 28, 1994
- ------------------------------------------
William L. Nothwang


/s/ Walter F. Beran                                         Director                              March 28, 1994
- ------------------------------------------
Walter F. Beran


/s/ Ralph O. Briscoe                                        Director                              March 28, 1994
- ------------------------------------------
Ralph O. Briscoe


/s/ William A. Preston                                      Director                              March 28, 1994
- ------------------------------------------
William A. Preston


/s/ Millard H. Pryor, Jr.                                   Director                              March 28, 1994
- ------------------------------------------
Millard H. Pryor, Jr.


/s/ Thomas P. Stafford                                      Director                              March 28, 1994
- ------------------------------------------
Thomas P. Stafford


/s/ Harry W. Todd                                           Director                              March 28, 1994
- ------------------------------------------
Harry W. Todd

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Pacific Scientific Company:


We have audited the consolidated financial statements of Pacific Scientific Company and subsidiaries as of December 31, 1993, December 25, 1992 and December 27, 1991 and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 3, 1994; such financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Pacific Scientific Company, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE
Costa Mesa, California
February 3, 1994

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES


                      Schedule IX - Short-Term Borrowings

     Years Ended December 31, 1993, December 25, 1992 and December 27, 1991


                                                                 Maximum
                                                                 Amount
                                                               Outstanding       Average          Weighted
                                               Weighted          At Any           Amount           Average
                             Balance at         Average         Month-End      Outstanding      Interest Rate
                               End of          Interest        During the       During the       During the
                               Period            Rate            Period           Period           Period
                            ------------      ----------     --------------   --------------   --------------

(Dollars in Thousands)
Notes Payable:

             1993              $ 5,250            4.283%          $18,500          $ 9,200            4.33%

             1992              $ 3,100            4.710%          $10,900          $ 8,500            5.11%

             1991              $ 8,000            6.766%          $18,000          $13,069            7.47%





Notes payable represent obligations payable under several credit agreements to various banks and financial institutions.

The average amount outstanding was computed by averaging the weekly balances during the year. The weighted average interest rate was computed by dividing the interest expense by the average amount outstanding.

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES


            Schedule X - Supplementary Income Statement Information

     Years Ended December 31, 1993, December 25, 1992 and December 27, 1991



                                                           Charged to Costs and
                                                          Expenses in Fiscal Year
                                              ----------------------------------------------------

  ITEM                                            1993                1992                 1991
  ----                                        -----------         -----------          -----------
Building Rental                                $3,884,000          $3,421,000           $3,480,000

Commissions                                     3,869,000           3,785,000            3,896,000

Travel Expense                                  3,314,000           2,949,000            3,150,000

Shop Supplies                                   3,097,000           2,695,000            2,685,000

Utilities & Other Building Expenses             2,895,000           2,496,000            2,713,000

Advertising                                     2,263,000           2,284,000            2,330,000

Professional Fees                               2,074,000           2,327,000            2,063,000

                                        INDEX TO EXHIBITS



3.1        Restated Articles of Incorporation, as amended (6)

3.2        Bylaws, as amended (5)

4.0        Indenture, dated as of April 25, 1983, for Registrant's 7-3/4%
           Convertible Subordinated Debentures, due 2003, incorporated by reference to Form S-3 (Registration No. 2-82947) filed April 8,
           1983.

4.1        Indenture, dated as of October 1, 1989, for Registrant's California
           Statewide Communities Development Authority Industrial Development
           Revenue Bonds, due 2019.  (6)

10.1       Lease on facilities at 11801 Tech Road, Silver Spring, MD 20904.  (8)

10.2       Agreement for sale of facilities and property at 1350 S. State
           College Blvd., Anaheim, CA pursuant to Sale Escrow
           Instructions dated April 5, 1989 and subsequent amendments.  (6)

10.3       Registrant's 1992 Key Employee Stock Option Plan.  (8)

10.4       Directors' Retirement Plan.  (4)

10.5       Severance Agreement by and between Registrant and Edgar S. Brower, effective December 27, 1985.  (2)

10.6       Severance Agreement by and between Registrant and Richard V. Plat, effective May 24, 1983.  (1)

10.7       Restricted Stock Agreement by and between Registrant and Edgar S.
           Brower, Effective April 23, 1986.  (3)

10.8       Registrant's Shareholders Protection Agreement.  (9)

10.9       Amendment to Registrant's Shareholders Protection Agreement dated
           August 22, 1990.  (7)

10.10 Agreement for the acquisition of certain assets of Unidynamics/Phoenix, Inc., formerly a subsidiary of Crane Co., pursuant to an asset purchase agreement dated August 6, 1993.

10.11      Agreement for the acquisition of Automation Intelligence, Inc.
           pursuant to a stock purchase agreement dated July 30, 1993.

10.12 Agreement for the acquisition of Powertec Industrial Corporation pursuant to a stock purchase agreement dated March 31, 1993. (10)

13.0 Annual Report to Stockholders for the fiscal year ended December 31, 1993 (parts not incorporated by reference are furnished for information purposes only and are not filed herewith).

22.0 Subsidiaries of the Registrant, incorporated by reference to "Divisions and Subsidiaries" appearing on Page 29 of Registrant's
           1993 Annual Report to Stockholders.

24.0       Independent Auditors' Consent


__________________________________________________________________

(1) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1984.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 26, 1986.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1987.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1988.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 30, 1989.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1990.

(7) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1991.

(8) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 19, 1993.

(9)        Incorporated by reference to Registrant's Form 8-K filed November
           22, 1988.

(10)       Incorporated by reference to Registrant's Form 8-K filed August 13,
           1993.