Form 10-Q
period 1994-04-01
PACIFIC SCIENTIFIC CO
filed 1994-05-11
CIK 75608

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 **************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 **************




For Quarter Ended    April 1, 1994                 Commission File No.    1-7744
                  ----------------                                     ---------

                          PACIFIC SCIENTIFIC COMPANY
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         CALIFORNIA                                    94-0744970
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer ID Number)
 incorporation or organization)


620 Newport Center Drive, Suite 700, Newport Beach, California         92660
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:       (714) 720-1714
                                                    ----------------------------

Former address:
- - --------------------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  , No _____.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                                5,419,635   shares
                              -------------

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      APRIL 1, 1994 AND DECEMBER 31, 1993
                                (In $000's)


                                                         APRIL 1
                                                          1994      DECEMBER 31
                                                       (UNAUDITED)     1993
                                                       -----------  -----------
ASSETS
- - ------
CURRENT ASSETS:
  Cash...............................................   $  5,646     $  2,081
  Short-term investments.............................      1,961        1,962
  Trade receivables (less allowance for doubtful
    accounts of $729 and $668, respectively).........     33,289       36,666
  Inventories, lower of cost (principally average)
    or market:
    Finished goods...................................      3,939        3,914
    Work-in-process..................................     15,301       13,244
    Raw materials and purchased parts................     17,006       16,335
  Deferred income taxes..............................      3,733        3,733
  Other current assets...............................      1,713        1,797
                                                        --------     --------
      Total Current Assets...........................     82,588       79,732
                                                        --------     --------
PROPERTY AT COST:
  Land and buildings.................................      9,258        9,160
  Machinery and equipment............................     67,955       65,967
                                                        --------     --------
    Total............................................     77,213       75,127
  Less accumulated depreciation......................     45,768       43,677
                                                        --------     --------
    Net Property.....................................     31,445       31,450
                                                        --------     --------
RESTRICTED CASH......................................      6,091        6,092
NOTE RECEIVABLE......................................      4,468        4,468
NOTES, PATENTS AND OTHER.............................      6,308        6,579
EXCESS OF COST OVER NET ASSETS ACQUIRED..............     32,707       32,936
                                                        --------     --------
         TOTAL.......................................   $163,607     $161,257
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings..............................   $  4,750     $  5,250
  Accounts payable...................................     12,680       14,426
  Accrued employee compensation and benefits.........      4,866        4,859
  Other current liabilities..........................      7,467        6,580
                                                        --------     --------
      Total Current Liabilities......................     29,763       31,115
                                                        --------     --------
LONG-TERM DEBT:
  Notes payable......................................     28,625       26,625
  Convertible subordinated debentures................     17,481       17,481
DEFERRED ITEMS:
  Accrued employee benefit plan liabilities..........      3,423        3,547
  Deferred income taxes..............................      1,533        1,533
                                                        --------     --------
      Total Noncurrent Liabilities...................     51,062       49,186
                                                        --------     --------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value.........................      5,420        5,398
  Additional paid-in-capital.........................      5,084        4,791
  Retained earnings..................................     72,278       70,767
                                                        --------     --------
      Total Stockholders' Equity.....................     82,782       80,956
                                                        --------     --------
         TOTAL.......................................   $163,607     $161,257
                                                        ========     ========

The accompanying notes to financial statements are an integral part of this statement.

                 PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          FOR THE THREE MONTHS ENDED APRIL 1, 1994 AND MARCH 26, 1993
                                   (In $000's)


                                                          QUARTER ENDED
                                                     -------------------------
                                                     APRIL 1          MARCH 26
                                                      1994              1993
                                                     -------          --------
NET SALES .........................................  $51,585          $41,379
                                                     -------          -------
COSTS AND EXPENSES:
    Cost of sales .................................   35,640           28,769
    Selling and marketing .........................    5,374            4,200
    General and administrative ....................    5,156            4,581
    Research and development ......................    2,124            1,883
                                                     -------          -------
             Total Costs and Expenses .............   48,294           39,433
                                                     -------          -------
OPERATING INCOME ..................................    3,291            1,946
                                                     -------          -------
Interest expense-net ..............................     (642)            (404)
Other income ......................................       96              370
                                                     -------          -------
             Net Other Expense ....................     (546)             (34)
                                                     -------          -------
INCOME BEFORE INCOME TAX PROVISION ................    2,745            1,912
INCOME TAX PROVISION ..............................   (1,071)            (784)
                                                     -------          -------
NET INCOME BEFORE ACCOUNTING CHANGE ...............    1,674            1,128
CUMULATIVE ACCOUNTING CHANGE ......................                     1,060
                                                     -------          -------
NET INCOME ........................................  $ 1,674          $ 2,188
                                                     =======          =======
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE .......................  $  0.30          $  0.21
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
    IN METHOD OF ACCOUNTING FOR INCOME TAXES ......                      0.20
                                                     -------          -------
    NET INCOME PER SHARE ..........................  $  0.30          $  0.41
                                                     =======          =======
CASH DIVIDENDS PER COMMON SHARE ...................  $  0.03          $  0.03
                                                     =======          =======

The accompanying notes to financial statements are an integral part of this statement.

                PAFIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS ENDED APRIL 1, 1994 AND MARCH 26, 1993
                                  (In $000's)



                                                    THREE MONTHS ENDED
                                                --------------------------
                                                  APRIL 1        MARCH 26
                                                   1994            1993
                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income including cumulative gain..........  $ 1,674         $ 2,188
  Depreciation and amortization.................    2,817           2,303
  Deferred income taxes.........................                   (1,842)
  Decrease in accrued employee benefit
    plan liabilities............................     (124)           (627)
  Loss on disposal of property..................       25              11
  Effect on cash of changes in assets and
    liabilities net of the effects of
    acquisitions and dispositions:
          Trade receivables.....................    3,377            (388)
          Inventories...........................   (2,753)         (1,959)
          Other current assets..................       84            (307)
          Accounts payable......................   (1,746)         (2,173)
          Accrued employee compensation
            and benefits........................        7            879
          Other current liabilities.............      887             666
                                                  -------         -------
          Net cash flows provided by (used in)
            operating activities................    4,248          (1,249)
                                                  -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property..........................   (2,337)         (1,343)
  Net decrease (increase) in short-term
    investments.................................        1          (2,898)
  Net decrease in restricted cash and other
    assets......................................        1             765
                                                  -------         -------
    Net cash flows used in investing
      activities................................   (2,335)         (3,476)
                                                  -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Short-term debt (repayments) issuance.........     (500)            900
  Issuance of long-term debt....................    2,000           1,500
  Net issuances of common stock.................      315              30
  Cash dividends on common stock................     (163)           (160)
                                                  -------         -------
    Net cash flows provided by financing
      activities................................    1,652           2,270
                                                  -------         -------
NET INCREASE (DECREASE) IN CASH.................    3,565          (2,455)

BEGINNING CASH..................................    2,081           4,567
                                                  -------         -------
ENDING CASH.....................................  $ 5,646         $ 2,112
                                                  =======         =======

        The accompanying notes to financial statements are an integral part of this statement.



                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1)       INTERIM ACCOUNTING POLICY

         Interim periods are viewed as an integral part of the annual period. Accordingly, the results for each of the interim periods presented are based on the accounting principles and practices followed by the Company in the preparation of its annual financial statements.
         Certain costs and expenses are assigned to the periods presented so that the interim periods bear a reasonable portion of the anticipated annual amount. Included among these are estimated amounts for inventory adjustments, performance bonuses, employee fringe benefits and income taxes. The financial statements presented, in the opinion of management, include all adjustments necessary to present fairly the Company's interim financial statements.



2)       SHORT-TERM INVESTMENTS

         Effective as of the beginning of fiscal year 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard required the Company to classify and account for investments in equity securities that have readily determinable fair values and for all debt securities into three categories; (1) debt securities that the Company has the intent and the ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

         At January 1, 1994 and at April 1, 1994, all of the Company's investments represent short-term available-for-sale securities and have been recorded at fair value which approximates the historical cost of the investments. These investments are primarily composed of debt securities of municipalities of the Commonwealth of Puerto Rico with contractual maturities beginning in 1998 or later. The Company's adoption of SFAS 115 did not have a material effect of the financial statements of the Company.

3)       EARNINGS PER SHARE

         Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares consist of the estimated number of shares issuable upon exercise of dilutive stock options reduced by the number of common shares assumed to have been reacquired with the proceeds from exercise of the options.


                                                                          FOR THE THREE MONTHS ENDED
                                                                          --------------------------

                                                                     April 1,                   March 26,
                                                                       1994                       1993
                                                                     --------                   ---------
           AVERAGE NUMBER OF
           SHARES OUTSTANDING                                       5,407,747                   5,339,785

           AVERAGE NUMBER OF
           SHARES ASSUMING EXERCISE
           OF DILUTIVE EMPLOYEE
           STOCK OPTIONS                                              157,702                      38,239
                                                                   ----------                  ----------


           COMMON AND COMMON
           EQUIVALENT SHARES                                        5,565,449                   5,378,024
                                                                    =========                   =========


             NOTE: The Company has outstanding convertible subordinated debentures. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals.


4)        RECLASSIFICATIONS

          Certain reclassifications have been made to the 1993 amounts to conform to the 1994 financial statement presentation.



5)        SUBSEQUENT EVENTS

          The Company acquired the business and assets of Birmingham, UK based Royce Thompson Electric Limited, the leading UK supplier of outdoor lighting controls for street lighting, on April 29, 1994 for approximately $1.5 million in cash.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


QUARTERLY COMPARISON (FIRST QUARTER 1994 VS. FIRST QUARTER 1993)


Net sales were $51,585,000 in the first quarter of 1994, a 25% or $10,206,000 increase in sales over the same period in the prior year. First quarter sales in the Electrical Equipment segment were up 29% or $8,449,000. The acquisitions of Powertec and Automated Intelligence in the third quarter of 1993 accounted for $5,235,000 of the increase in sales of Electrical Equipment. The sales from the Safety Equipment segment increased by 14% or $1,757,000.
The acquisition of Unidynamics/Phoenix, Inc. in April, 1993 accounted for $2,512,000 of the increase in sales of Safety Equipment.

Gross margin on sales increased 1% in the current quarter from the prior year reflecting control of costs and expenses. Selling, general and administrative expenses declined from 21% of sales in 1993 to 20% in 1994 reflecting the economics of scale associated with the higher sales base. Research and development expenses increased in total, but declined slightly as a percent of sales. The decline in these expenses was based on a decreasing requirement to develop safety equipment for aircraft applications.

Income before taxes increased 44% primarily due to a 25% increase in sales and control of operating expenses. Acquisitions made in 1993 accounted for $309,000 of the increase in pre-tax income.

The estimated annual effective tax rate for 1994 is 39% as compared to last year's estimate of 41% for the first quarter. The actual annual effective tax rate for 1993 was approximately 35% reflecting principally the settlement of an IRS examination for 1986, 1987 and 1988 and the refinement of estimates made during the first quarter of 1993. The increase in the estimated effective tax rate for 1994 to 39% reflects the impact of recent tax legislation and the non deductibility of certain intangibles acquired after the first quarter of 1993.

Net income of $0.30 per share in 1994 compares to $0.21 per share before an accounting change in the first quarter of 1993 equal to $0.20 per share.

Orders for Safety Equipment during the first quarter totaled $15,386,000 up 59% as compared to the same quarter of the prior year. Orders for Electrical Equipment totaled $38,807,000 up 26% as compared to the same period in the prior year.

The backlog of orders at April 1, 1994 and March 26, 1993 was $94,832,000 and $75,966,000, respectively. The current backlog includes $10,099,000 as a result of the acquisition of Unidynamics/Phoenix in April 1993 and $3,927,000 as a result of the acquisitions of Powertec and Automated Intelligence during the third quarter of fiscal 1993.

The Company's inertia reels, used as personnel restraints on military aircraft, which were temporarily suspended in 1991, have not yet been requalified by the U.S. Air Force and relisted on the "Qualified Product List" (QPL). However, certain military agencies are again purchasing the Company's inertia reels by waiving the QPL requirement. Although the Company continues to believe, after more than thirty years experience, that its inertia reels are designed and manufactured to meet all known requirements, it is not possible to project when the U.S. Air Force will approve our products for the QPL.

On April 29, 1994, the Company acquired the business and assets of Birmingham, UK-based Royce Thompson Electric Limited, the leading UK supplier of outdoor lighting controls (OLCs) for street lights. The US, the UK and Latin America are the largest markets for OLCs on individual street lights, with other markets tending to centralized controls of street lights. With the Company's US-based Fisher Pierce Division and Royce Thompson, Pacific Scientific Company should be a formidable competitive force in two of those three markets. Royce Thompson has current sales of approximately $5 million per year. Had this acquisition occurred at the beginning of 1993, there would have been no material impact upon the Company's results of operations on either 1993 or in the first quarter of 1994.



FINANCIAL POSITION AND LIQUIDITY


Debt less cash, restricted cash, and short-term investments was $37,158,000 at the end of the first three months in 1994 as compared to the $20,909,000 in the prior year quarter. This increase of $16,249,000 resulted principally from the acquisition of certain businesses in 1993 and by increases in working capital to support the growth of the Company.

Operations provided cash of $4,248,000 in the first three months of 1994 as compared to using cash of $1,249,000 in the prior year.


This increase in cash flow from operations is primarily due to:


          Decrease in trade receivables                                      $3,765,000
          Deferred income taxes                                               1,842,000
          Other                                                               (110,000)
                                                                             ---------

                 Increase in Cash Flow from Operating Activities             $5,497,000
                                                                             ==========


The Company's working capital was $52,825,000 on April 1, 1994 for a current ratio of 2.8:1. On March 26, 1993 working capital was $45,675,000.

At the end of the first quarter of 1994, the Company had unused lines of credit of $18,750,000.

The Company believes that internally generated funds will provide sufficient capital resources to finance operations, fund planned capital expenditures, pay interest and dividends on outstanding debt and common stock, and reduce outstanding debt.



                          PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K

           None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant



By: /s/ Richard V. Plat
    ----------------------------
        Richard V. Plat
        Executive Vice President





Date:      May 13, 1994