Form 10-Q
period 1994-07-01
PACIFIC SCIENTIFIC CO
filed 1994-07-25
CIK 75608

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 **************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 **************




For Quarter Ended     July 1, 1994           Commission File No.       1-7744
                      ------------                                   ----------

                           PACIFIC SCIENTIFIC COMPANY
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


         CALIFORNIA                                     94-0744970
- - -------------------------------                 ------------------------
(State or other jurisdiction of                 (IRS Employer ID Number)
 incorporation or organization)


620 Newport Center Drive, Suite 700, Newport Beach, California        92660
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:       (714) 720-1714
                                                    --------------------------


Former address:
- - --------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  , No      .
                                               -----     -----


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                                5,437,598 shares
                                ---------

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       JULY 1, 1994 AND DECEMBER 31, 1993
                                  (In $000's)

                                                              JULY 1        DECEMBER 31
                                                               1994             1993
                                                            -----------     -----------
ASSETS
- - ------
CURRENT ASSETS:
    Cash...............................................      $  2,927        $  2,081
    Short-term investments.............................         1,960           1,962
    Trade receivables (less allowance for doubtful
        accounts of $758 and $668, respectively).......        38,838          36,666
    Inventories, lower of cost (principally average)
        or market:
        Finished goods.................................         5,006           3,914
        Work-in-process................................        13,147          13,244
        Raw materials and purchased parts..............        20,105          16,335
    Deferred income taxes..............................         3,733           3,733
    Other current assets...............................         1,938           1,797
                                                             --------        --------
              Total Current Assets.....................        87,654          79,732
                                                             --------        --------
PROPERTY AT COST:
    Land and buildings.................................         9,404           9,160
    Machinery and equipment............................        70,305          65,967
                                                             --------        --------
         Total.........................................        79,709          75,127
    Less accumulated depreciation......................        48,009          43,677
                                                             --------        --------
         Net Property..................................        31,700          31,450
                                                             --------        --------
RESTRICTED CASH........................................         6,089           6,092
NOTE RECEIVABLE........................................         4,241           4,468
NOTES, PATENTS AND OTHER...............................         6,051           6,579
EXCESS OF COST OVER NET ASSETS ACQUIRED................        32,849          32,936
                                                             --------        --------
                   TOTAL...............................      $168,584        $161,257
                                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings..............................      $  4,000        $  5,250
    Accounts payable...................................        14,383          14,426
    Accrued employee compensation and benefits.........         5,368           4,859
    Other current liabilities..........................         6,487           6,580
                                                             --------        --------
              Total Current Liabilities................        30,238          31,115
                                                             --------        --------
LONG-TERM DEBT:
    Notes payable......................................        30,875          26,625
    Convertible subordinated debentures................        17,481          17,481

DEFERRED ITEMS:
    Accrued employee benefit plan liabilities..........         3,325           3,547
    Deferred income taxes..............................         1,533           1,533
                                                             --------        --------
              Total Noncurrent Liabilities.............        53,214          49,186
                                                             --------        --------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value.........................         5,438           5,398
    Additional paid-in-capital.........................         5,336           4,791
    Retained earnings..................................        74,358          70,767
                                                             --------        --------
              Total Stockholders' Equity...............        85,132          80,956
                                                             --------        --------
                   TOTAL...............................      $168,584        $161,257
                                                             ========        ========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                         JULY 1, 1994 AND JUNE 25, 1993
                                  (In $000's)

                                              QUARTER ENDED          YEAR-TO-DATE
                                           ------------------    -------------------
                                            JULY 1    JUNE 25     JULY 1     JUNE 25
                                             1994      1993        1994        1993
                                           -------    -------    --------    -------
NET SALES................................. $57,188    $49,927    $108,773    $91,306
                                           -------    -------    --------    -------
COSTS AND EXPENSES:
    Cost of sales ........................  38,684     35,096      74,324     63,865
    Selling and marketing.................   6,431      4,722      11,805      8,922
    General and administrative............   5,573      5,453      10,729     10,034
    Research and development .............   2,233      1,977       4,357      3,860
                                           -------    -------    --------    -------
            Total Costs and Expenses......  52,921     47,248     101,215     86,681
                                           -------    -------    --------    -------

OPERATING INCOME .........................   4,267      2,679       7,558      4,625
                                           -------    -------    --------    -------

Interest expense-net......................    (677)      (491)     (1,319)      (895)
Other income..............................      86        580         182        950
                                           -------    -------    --------    -------
           Net Other Expense..............    (591)        89      (1,137)        55
                                           -------    -------    --------    -------
INCOME BEFORE INCOME TAX PROVISION........   3,676      2,768       6,421      4,680

INCOME TAX PROVISION......................  (1,433)    (1,135)     (2,504)    (1,919)
                                           -------    -------    --------    -------
NET INCOME BEFORE ACCOUNTING CHANGE.......   2,243      1,633       3,917      2,761

CUMULATIVE ACCOUNTING CHANGE..............                                     1,060
                                           -------    -------    --------    -------
NET INCOME ............................... $ 2,243    $ 1,633    $  3,917    $ 3,821
                                           -------    -------    --------    -------
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE........ $  0.40    $  0.30    $   0.70    $  0.51
CUMULATIVE EFFECT ON PRIOR YEARS OF
    CHANGE IN METHOD OF ACCOUNTING
    FOR INCOME TAXES......................                                      0.20
                                           -------    -------    --------    -------
    NET INCOME PER SHARE.................. $  0.40    $  0.30    $   0.70    $  0.71
                                           -------    -------    --------    -------

CASH DIVIDENDS PER COMMON SHARE            $  0.03    $  0.03    $   0.06    $  0.06
                                           -------    -------    --------    -------

The accompanying notes to the consolidated financial statements are an integral part of this statement.
                                       3

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE SIX MONTHS ENDED JULY 1, 1994 AND JUNE 25, 1993
                                  (In $000's)

                                                                   SIX MONTHS ENDED
                                                              --------------------------
                                                                JULY 1         JUNE 25
                                                                 1994            1993
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income including cumulative gain in 1993............      $ 3,917         $ 3,821
  Depreciation and amortization...........................        5,731           4,886
  Deferred income taxes...................................                       (1,841)
  Decrease in accrued employee benefit plan liabilities...         (222)           (384)
  Loss on disposal of property............................           91             627
  Effect on cash of changes in assets and liabilities,
    net of the effects of acquisitions:
     Trade receivables....................................       (1,252)         (2,246)
     Inventories..........................................       (4,156)         (1,542)
     Other current assets.................................          (80)           (434)
     Accounts payable.....................................       (1,000)         (2,090)
     Accrued employee compensation and benefits...........          510             943
     Other current liabilities............................         (129)           (700)
                                                                -------         -------
     Net cash flows provided by operating activities......        3,410           1,040
                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Payment for business acquisition, net of cash acquired..       (1,290)         (6,026)
  Net decrease (increase) in short-term investments.......            2          (2,897)
  Purchase of property....................................       (4,766)         (2,721)
  Net decrease in restricted cash and other assets.......          231             384
                                                                -------         -------
     Net cash flows used in investing activities..........       (5,823)        (11,260)
                                                                -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Short-term debt (repayments) issuance.......................   (1,250)          1,900
  Issuance of long-term debt..............................        4,250           7,000
  Net issuances of common stock...............................      585             177
  Cash dividends on common stock..........................         (326)           (321)
                                                                -------         -------
     Net cash flows provided by financing activities......        3,259           8,756
                                                                -------         -------
NET INCREASE (DECREASE) IN CASH...........................          846          (1,464)

BEGINNING CASH............................................        2,081           4,567
                                                                -------         -------
ENDING CASH...............................................      $ 2,927         $ 3,103
                                                                -------         -------


  The accompanying notes to consolidated financial statements are an integral part of this statement.

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

          At January 1, 1994 and at July 1, 1994, all of the Company's investments represent short-term available-for-sale securities and have been recorded at fair value which approximates the historical cost of the investments. These investments are primarily composed of debt securities of municipalities of the Commonwealth of Puerto Rico with contractual maturities beginning in 1998 or later. The Company's adoption of SFAS 115 did not have a material effect of the financial statements on the Company.

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

                                                  FOR THE THREE               FOR THE SIX
                                                   MONTHS ENDED               MONTHS ENDED
                                             ----------------------     -----------------------
                                               July 1,     June 25,      July 1,       June 25,
                                                1994         1993         1994           1994
                                             ---------    ---------     ---------     ---------
           AVERAGE NUMBER OF
           SHARES OUTSTANDING                5,422,736    5,350,153     5,415,242     5,345,172

           AVERAGE NUMBER OF
           SHARES ASSUMING EXERCISE
           OF DILUTIVE EMPLOYEE
           STOCK OPTIONS                       161,119       24,062       159,407        31,121
                                             ---------    ---------     ---------     ---------
           COMMON AND COMMON
           EQUIVALENT SHARES                 5,583,856    5,374,215     5,574,649     5,376,293
                                             =========    =========     =========     =========


             NOTE: The Company has outstanding convertible subordinated debentures. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals.


4)        CONTINGENCIES

          The Company is a co-defendant in an action filed in July, 1993 in connection with the sales of certain assets in 1990 and 1991 and with a covenant not to compete with the Company entered into for a five year period. The complaint alleges, among other things, breach of contract, and claims damages of $7,000,000 plus punitive damages of ten times the actual damages. The Company intends to defend this matter vigorously and believes any related award or settlement would not have a material effect on the Company's financial statements.

5)        RECLASSIFICATIONS

          Certain reclassifications have been made to the 1993 amounts to conform to the 1994 financial statement presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


QUARTERLY COMPARISON (SECOND QUARTER 1994 VS. SECOND QUARTER 1993)


Net sales were $57,188,000 in the second quarter of 1994, a 15% or $7,261,000 increase in sales over the same period in the prior year. Second quarter sales in the Electrical Equipment segment were up 28% or $8,694,000. The acquisitions of Powertec Industrial Corporation and Automation Intelligence, Inc. in the third quarter of 1993 and Royce Thompson Electric Ltd. in the second quarter of 1994 accounted for $6,890,000 of the increase in sales. The sales from the Safety Equipment segment decreased by 8% or $1,433,000.

Gross margin on sales increased 2.7% in the current quarter from the prior year reflecting control of costs and expenses. Selling, general and administrative expenses increased from 20.4% of sales in 1993 to 21% in 1994 due to added marketing expenses which should contribute to future sales growth. Research and development expenses increased by 13% reflecting continued emphasis on new product development.

Income before taxes increased 33% primarily due to a 15% increase in sales and improved gross margins. Acquisitions made in 1993 and 1994 accounted for $396,000 or 44% of the increase in pre-tax income.

The estimated annual effective tax rate for 1994 is 39% as compared to last year's estimate of 41% for the second quarter. The actual annual effective tax rate for 1993 was approximately 35% reflecting principally the settlement of an IRS examination for 1986, 1987 and 1988 and the refinement of estimates made during the first half of 1993. The increase in the estimated effective tax rate for 1994 to 39% reflects the impact of recent tax legislation and the non deductibility of certain intangibles acquired after the first quarter of 1993.

Net income of $0.40 per share in 1994 compares to $0.30 per share in the second quarter of 1993.

Orders for Electrical Equipment totaled $43,209,000, up 58% as compared to the same period in the prior year. Orders for Safety Equipment during the second quarter totaled $15,856,000, down 17% as compared to the same quarter of the prior year. This decline reflects both delays and reduction in military procurement and reductions within the total aerospace industry.

The backlog of orders at July 1, 1994 and June 25, 1993 was $96,709,000 and $88,411,000, respectively. The current backlog includes $5,292,000 as a result of the acquisitions of Powertec Industrial Corporation and Automation Intelligence, Inc. during the third quarter of fiscal 1993.

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

SIX MONTHS COMPARISON (FIRST HALF 1994 VS. FIRST HALF 1993)

Net sales were $108,773,000 in the first half of 1994, a 19%or $17,467,000 increase in sales over the same period in the prior year. First half sales in the Electrical Equipment segment were up 29% or $17,143,000. The acquisitions of Powertec Industrial Corporation and Automation Intelligence, Inc. in the third quarter of 1993 and Royce Thompson Electric Ltd. in the second quarter of 1994 accounted for $12,125,000 of the increase in sales. The sales from the Safety Equipment segment increased by 1% or $324,000. The acquisition of the Unidynamics product line in April, 1993 accounted for $2,512,000 of this increase in sales.

Gross margin on sales increased 1.6% in the first half from the prior year reflecting control of costs and expenses. Selling, general and administrative expenses remained the same as a percent of sales in 1994 as in 1993.

Research and development expenses increased 13% reflecting continued emphasis on new product development.

Income before cumulative accounting change and taxes increased 37% primarily due to a 19% increase in sales and improvement in gross margin and control of operating expenses. Acquisitions made in 1993 and 1994 accounted for $554,000 or 32% of the increase in pre-tax income.

Net income of $0.70 per share in 1994 compares to $0.71 per share in the first half of 1993 including the cumulative effect of a required accounting change which accounted for $0.20 per share in the first quarter of 1993.

Orders for Electrical Equipment totaled $82,017,000, up 41% as compared to the same period in the prior year. Orders for Safety Equipment during the first half totaled $31,692,000, up 9% as compared to the same period of the prior year.



FINANCIAL POSITION AND LIQUIDITY


Debt less cash, restricted cash, and short-term investments was $41,380,000 at the end of the first six months in 1994 as compared to the $26,417,000 in the prior year quarter. This increase of $14,963,000 resulted principally from the acquisition of certain businesses in 1993 and 1994 for a total cash outlay of $24,977,000.

Operations provided cash of $3,410,000 in the first six months of 1994 as compared to providing cash of $1,040,000 in the same period of the prior year.

This increase in cash flow from operations is primarily due to:


          Increase in inventories                                                   $(2,614,000)

          Deferred income taxes                                                       1,841,000
          Decrease in trade receivables                                                 994,000
          Increase in accounts payable                                                1,090,000
          Increase in depreciation and amortization                                     845,000
          Other                                                                         214,000
                                                                                    -----------
                 Increase in Cash Flow from Operating Activities                    $ 2,370,000
                                                                                    ===========

The Company's working capital was $57,416,000 on July 1, 1994 for a current ratio of 2.9:1. On June 25, 1993 working capital was $50,035,000.

At the end of the second quarter of 1994, the Company had unused lines of credit of $17,750,000.

The Company believes that internally generated funds will provide sufficient capital resources to finance operations, fund planned capital expenditures, pay interest and dividends on outstanding debt and common stock, and reduce outstanding debt.

                          PART II - OTHER INFORMATION


ITEM 1    Legal Proceedings

          The Company is a co-defendant in an action originally filed July 22, 1993 by Accuflex Inc., a Texas company established to purchase a product line of commercial mechanical seals originally developed by the Company's Belfab Division. In March 1990, the plaintiff purchased the Accuflex trade name, unsold inventory, used equipment, supporting materials and manufacturing training, all for a purchase price of $200,000. The Company also agreed not to compete with Accuflex for a five (5) year period. In September 1991, the Company sold the remaining assets of its Belfab Division to John Crane Inc.(Crane). Crane was a pre-existing and long established competitor of Accuflex and is named as the co-defendant.

          The complaint alleges common law fraud and conspiracy, breach of fiduciary duty, breach of confidential relationship, breach of contract, breach of implied warranty and implied duty to perform contract in good faith, deceptive trade practices, negligence and gross negligence, tortious interference with contract, misappropriation of trade secrets and confidential business information and conversion of assets.

          The complaint contains no allegation concerning the specific amount of damages allegedly suffered by Accuflex. However, on June 27, 1994, the plaintiff stated that its damages were, under the various legal theories asserted in the complaint, in the range of $7 million plus punitive damages of three (3) times actual damages. On July 12, 1994, the plaintiff revised the claim for punitive damages and advised the Company of its intention to ask for an amount equal to ten (10) times the actual damages.

          The Company's 1991 agreement with Crane provides that the Company will indemnify Crane for any claims including costs, expenses and reasonable attorney's fees arising from a breach of the covenant not to compete.

          The Company has submitted a motion requesting the court to grant a summary judgement and dismiss each of the claims asserted. Crane has submitted a similar motion. No response has been received concerning either motion. The United States District Court for the Southern District of Texas, Galveston Division, has scheduled August 8, 1994 as a date for the trial to begin.




ITEM 6    Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant





By:     /s/ Richard V. Plat
    --------------------------------
        Richard V. Plat
        Executive Vice President





Date:     July 25, 1994