Form 10-Q
period 1994-09-30
PACIFIC SCIENTIFIC CO
filed 1994-11-10
CIK 75608

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 **************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 **************


For Quarter Ended September 30, 1994                 Commission File No. 1-7744


                          PACIFIC SCIENTIFIC COMPANY
             (Exact name of Registrant as specified in its charter)


           CALIFORNIA                                          94-0744970
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)


620 Newport Center Drive, Suite 700, Newport Beach, California          92660
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (714) 720-1714


Former address:
(Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X , No    .
                                               ---     ---


                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                               5,455,998 shares

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                  (In $000's)

                                                         SEPT. 30   DECEMBER 31
                                                           1994        1993
                                                         --------   -----------
ASSETS
- ------
CURRENT ASSETS:
    Cash...............................................  $  2,637    $  2,081
    Short-term investments.............................     2,159       1,962
    Trade receivables (less allowance for doubtful
        accounts of $836 and $668, respectively).......    40,511      36,666
    Inventories, lower of cost (principally average)
        or market:
        Finished goods.................................     5,181       3,914
        Work-in-process................................    12,967      13,244
        Raw materials and purchased parts..............    20,713      16,335
    Deferred income taxes..............................     3,733       3,733
    Other current assets...............................     2,363       1,797
                                                         --------    --------
              Total Current Assets.....................    90,264      79,732
                                                         --------    --------
PROPERTY AT COST:
    Land and buildings.................................    12,455       9,160
    Machinery and equipment............................    68,056      65,967
                                                         --------    --------
         Total.........................................    80,511      75,127
    Less accumulated depreciation......................    49,555      43,677
                                                         --------    --------
         Net Property..................................    30,956      31,450
                                                         --------    --------
RESTRICTED CASH........................................     6,088       6,092
NOTE RECEIVABLE........................................     1,300       1,112
PROPERTY HELD FOR SALE.................................     3,356       3,356
NOTES, PATENTS AND OTHER...............................     5,850       6,579
EXCESS OF COST OVER NET ASSETS ACQUIRED................    32,771      32,936
                                                         --------    --------
                   TOTAL...............................  $170,585    $161,257
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings..............................  $  4,000    $  5,250
    Accounts payable...................................    15,253      14,426
    Accrued employee compensation and benefits.........     5,618       4,859
    Other current liabilities..........................     8,219       6,580
                                                         --------    --------
              Total Current Liabilities................    33,090      31,115
                                                         --------    --------
LONG-TERM DEBT:
    Notes payable......................................    28,575      26,625
    Convertible subordinated debentures................    17,481      17,481

DEFERRED ITEMS:
    Accrued employee benefit plan liabilities..........     2,375       3,547
    Deferred income taxes..............................     1,533       1,533
                                                         --------    --------
              Total Noncurrent Liabilities.............    49,964      49,186
                                                         --------    --------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value.........................     5,456       5,398
    Additional paid-in-capital.........................     5,598       4,791
    Retained earnings..................................    76,477      70,767
                                                         --------    --------
              Total Stockholders' Equity...............    87,531      80,956
                                                         --------    --------
                   TOTAL...............................  $170,585    $161,257
                                                         ========    ========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                       SEPT. 30, 1994 AND SEPT. 24, 1993
                                  (In $000's)

                                                  QUARTER ENDED              YEAR-TO-DATE
                                              ----------------------    ------------------------
                                              SEPT. 30     SEPT. 24      SEPT. 30      SEPT. 24
                                                1994          1993         1994          1993
                                              ---------    ---------    ----------    ----------
NET SALES.................................     $59,840      $47,931      $168,613      $139,237
                                               -------      -------      --------      --------
COSTS AND EXPENSES:
    Cost of sales ........................      40,033       32,760       114,357        96,625
    Selling and marketing.................       6,176        4,832        17,981        13,754
    General and administrative............       6,121        4,901        16,850        14,935
    Research and development .............       3,128        2,138         7,485         5,998
                                               -------      -------      --------      --------
             Total Costs and Expenses.....      55,458       44,631       156,673       131,312
                                               -------      -------      --------      --------

OPERATING INCOME .........................       4,382        3,300        11,940         7,925
                                               -------      -------      --------      --------

Interest expense-net......................        (627)        (317)       (1,946)       (1,212)
Other (expense)/income....................         156          243           338         1,193
                                               -------      -------      --------      --------
             Net Other Expense............        (471)         (74)       (1,608)          (19)
                                               -------      -------      --------      --------
INCOME BEFORE INCOME TAX PROVISION........       3,911        3,226        10,332         7,906

INCOME TAX PROVISION......................      (1,629)      (1,059)       (4,133)       (2,978)
                                               -------      -------      --------      --------
NET INCOME BEFORE ACCOUNTING CHANGE.......       2,282        2,167         6,199         4,928

CUMULATIVE ACCOUNTING CHANGE..............                                                1,060
                                               -------      -------      --------      --------
NET INCOME ...............................     $ 2,282      $ 2,167      $  6,199      $  5,988
                                               =======      =======      ========      ========
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE........     $  0.41      $  0.40      $   1.11      $   0.91
CUMULATIVE EFFECT ON PRIOR YEARS OF
    CHANGE IN METHOD OF ACCOUNTING FOR
    INCOME TAXES..........................                                                 0.20
                                               -------      -------      --------      --------
    NET INCOME PER SHARE..................     $  0.41      $  0.40      $   1.11      $   1.11
                                               =======      =======      ========      ========

CASH DIVIDENDS PER COMMON SHARE                $  0.03      $  0.03      $   0.09      $   0.09
                                               =======      =======      ========      ========


The accompanying notes to the consolidated financial statements are an integral part of this statement.

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE NINE MONTHS ENDED SEPT. 30, 1994 AND SEPT. 24, 1993
                                  (In $000's)

                                                                  NINE MONTHS ENDED
                                                             --------------------------
                                                              SEPT. 30        SEPT. 24
                                                                1994            1993
                                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income including cumulative gain in 1993 ...........   $    6,199      $    5,988
  Depreciation and amortization...........................        8,680           7,594
  Deferred income taxes...................................                       (1,841)
  Decrease in accrued employee benefit plan liabilities...       (1,172)           (539)
  Loss on disposal of property............................          190             676
  Effect on cash of changes in assets and liabilities,
    net of the effects of acquisitions:
     Trade receivables....................................       (2,925)            699
     Inventories..........................................       (4,759)         (1,704)
     Other current assets.................................         (505)           (454)
     Accounts payable.....................................         (280)         (1,394)
     Accrued employee compensation and benefits...........          760           1,117
     Other current liabilities............................        1,603          (2,636)
                                                             ----------      ----------
     Net cash flows provided by operating activities......        7,791           7,506
                                                             ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:#

  Payment for business acquisition, net of cash acquired..       (1,410)        (23,451)
  Net increase in short-term investments..................         (197)           (497)
  Purchase of property....................................       (6,544)         (4,046)
  Net decrease (increase) in restricted cash and other
    assets................................................         (160)            271
                                                             ----------      ----------
     Net cash flows used in investing activities..........       (8,311)        (27,723)
                                                             ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:#

  Short-term debt (repayments) issuance...................       (1,250)         10,400
  Issuance of long-term debt..............................        1,950           8,000
  Net issuances of common stock...........................          865             268
  Cash dividends on common stock..........................         (489)           (482)
                                                             ----------      ----------
     Net cash flows provided by financing activities......        1,076          18,186
                                                             ----------      ----------
NET INCREASE (DECREASE) IN CASH...........................          556          (2,031)

BEGINNING CASH............................................        2,081           4,567
                                                             ----------      ----------
ENDING CASH...............................................   $    2,637      $    2,536
                                                             ----------      ----------


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

         At January 1, 1994 and at September 30, 1994, all of the Company's investments represent short-term available-for-sale securities and have been recorded at fair value which approximates the historical cost of the investments. These investments are primarily composed of debt securities of municipalities of the Commonwealth of Puerto Rico with contractual maturities beginning in 1998 or later. The Company's adoption of SFAS 115 did not have a material effect on the financial statements of the Company.

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

                                    FOR THE THREE              FOR THE NINE
                                     MONTHS ENDED              MONTHS ENDED
                               ----------------------     ----------------------
                                Sept 30,     Sept 24,      Sept 30,     Sept 24,
                                  1994         1993         1994          1994
                               ---------    ---------     ---------    ---------
   AVERAGE NUMBER OF
   SHARES OUTSTANDING          5,440,264    5,355,431     5,423,582    5,348,509

   AVERAGE NUMBER OF
   SHARES ASSUMING EXERCISE
   OF DILUTIVE EMPLOYEE
   STOCK OPTIONS                 152,950       33,786       157,244       32,428
                               ---------    ---------     ---------    ---------
   COMMON AND COMMON
   EQUIVALENT SHARES           5,593,214    5,389,217     5,580,826    5,380,937
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

QUARTERLY COMPARISON (THIRD QUARTER 1994 VS. THIRD QUARTER 1993)

Net sales were $59,840,000 in the third quarter of 1994, a 25% or $11,909,000 increase in sales over the same period in the prior year. Third quarter sales in the Electrical Equipment segment were up 43% or $13,180,000. The acquisitions of Powertec Industrial Corporation and Automation Intelligence, Inc. in the third quarter of 1993 and Royce Thompson Electric Ltd. in the second quarter of 1994 accounted for $5,540,000 of the increase in sales of Electrical Equipment. The sales from the Safety Equipment segment decreased by 7% or $1,271,000.

Gross margin on sales increased 1.5% in the current quarter from the prior year reflecting control of costs and expenses, and the progress of the Fisher Pierce Division in moving from a loss to a profit. Selling and marketing expenses remained at approximately 10% of sales. Included in general and administrative expense in the third quarter of 1994 is $1,094,000 of non-recurring costs and expenses involved with the final settlement of a litigation matter in Texas. Excluding this settlement, general and administrative expenses increased by 3% over the level of the prior year. Research and development expenses increased by 46% reflecting continued emphasis on new product development.

Income before taxes increased 21% primarily due to a 25% increase in sales and improved gross margins. Excluding the settlement of litigation in the third quarter, pre-tax income would have increased $1,779,000 or 55% Acquisitions made in 1993 and 1994 accounted for $202,000 or 29% of the increase in pre-tax income.

The effective tax rate for the third quarter of 1994 is 41.7% which adjusts the year-to-date to an estimated annual rate of 40%. The increase in the annual estimated effective tax rate for 1994 reflects the impact of recent tax legislation and the non-deductibility of certain intangibles. In the same quarter of 1993, the tax rate was 32.8%. The actual annual effective tax rate for 1993 was approximately 35% reflecting principally the settlement of an IRS examination for 1986, 1987 and 1988.

Net income of $0.41 per share in 1994 compares to $0.40 per share in the third quarter of 1993. The settlement of the Texas litigation and related legal expenses reduced earnings by $0.12 per share.

Orders for Electrical Equipment totaled $42,774,000, up 28% as compared to the same period in the prior year. Orders for Safety Equipment during the third quarter totaled $13,118,000, down 35% as compared to the same quarter of the prior year. Year-to-date orders for Safety Equipment are down 9%. This decline reflects both delays and reduction in military procurement and reductions within the total aerospace industry.

The backlog of orders at September 30, 1994 and September 24, 1993 were $92,807,000 and 95,502,000, respectively.

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

NINE MONTHS COMPARISON (NINE MONTHS 1994 VS. NINE MONTHS 1993)

Net sales were $168,613,000 in the first nine months of 1994, a 21% or $29,376,000 increase in sales over the same period in the prior year. Net sales for the first nine months in the Electrical Equipment segment were up 34% or $30,323,000. The acquisitions of Powertec Industrial Corporation and Automation Intelligence, Inc. in the third quarter of 1993 and Royce Thompson Electric Ltd. in the second quarter of 1994 accounted for $17,666,000 of the increase in sales. The sales from the Safety Equipment segment decreased by 2% or $947,000. The acquisition of the Unidynamics product line in April, 1993 increased sales by $2,512,000.

Gross margin on sales increased 1.6% in the first nine months from the prior year reflecting control of costs and expenses and the progress of the Fisher Pierce Division in moving from a loss to a profit. Selling and marketing expenses remained at approximately 10% of sales. Included in general and administrative expenses in the nine months of 1994 is $1,250,000 of non-recurring costs and expenses involved with the final settlement of a litigation matter in Texas. Excluding the settlement, general and administrative expenses increased by 4% over the level of the prior year. Research and development expenses increased 25% to 4.4% of sales reflecting continued emphasis on new product development.

Income before income tax provision increased 31% primarily due to a 21% increase in sales and improvement in gross margin and control of operating expenses. Excluding the settlement of litigation in the third quarter, pre-tax income would have increased by $3,676,000 or 46%. Acquisitions made in 1993 and 1994 accounted for $756,000 or 31% of the increase in pre-tax income. The estimated annual effective tax rate for the nine months was adjusted from 39% to 40%.

Net income of $1.11 per share in 1994 compares to $1.11 per share in the first nine months of 1993 including the cumulative effect of a required accounting change which accounted for $0.20 per share in the first quarter of 1993. The settlement of the Texas litigation and related legal expenses in the third quarter reduced earnings by $0.13 per share for the nine months.

Orders for Electrical Equipment totaled $124,791,000, up 36% as compared to the same period in the prior year. Orders for Safety Equipment during the first half totaled $31,692,000, up 9% as compared to the same period of the prior year. Orders for Safety Equipment during the first nine months totaled $44,810,000 down 9% as compared to the same period of the prior year.

The Company remains positive concerning the outlook for its business for the balance of the fiscal year, expects to report record sales in the fourth quarter of 1994 and anticipates continued sales increases during the next two fiscal years. As previously announced, the target markets for the Company's new Solium(TM) product line, first announced on October 3, 1994, could increase the Company's annual sales in the next 24 months by as much as $50 to $100 million over 1994 levels. Through its ongoing research and development program, the Company is seeking other proprietary products to complement and expand its current product line.


FINANCIAL POSITION AND LIQUIDITY

Debt less cash, restricted cash, and short-term investments was $39,172,000 at the end of the first nine months in 1994 as compared to the $38,891,000 in the prior year quarter. Operations provided cash of $7,791,000 in the first nine months of 1994 as compared to providing cash of $7,506,000 in the same period of the prior year.

This increase in cash flow from operations is primarily due to:

          Increase in other current liabilities                                    $ 4,239,000
          Increase in trade receivables                                             (3,624,000)
          Increase in inventories                                                   (3,055,000)
          Deferred income taxes                                                      1,841,000
          Increase in accounts payable                                               1,114,000
          Increase in depreciation and amortization                                  1,086,000
          Other                                                                     (1,316,000)
                                                                                   -----------
                 Increase in Cash Flow from Operating Activities                   $   285,000
                                                                                   ===========


The Company's working capital was $57,174,000 on September 30, 1994 for a current ratio of 2.7:1. On September 24, 1993 working capital was $38,116,000.

At the end of the third quarter of 1994, the Company had unused lines of credit of $30,000,000.

The Company believes that internally generated funds will provide sufficient capital resources to finance operations, fund planned capital expenditures, pay interest and dividends on outstanding debt and common stock, and reduce outstanding debt.


                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings

          The Company settled a Federal Court lawsuit initiated by a Texas-based company. The cost of the settlement, including all legal expenses, reduced third quarter 1994 earnings by $0.12 per share.
          The settlement precludes any further action by the plaintiff.


ITEM 6    Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant


By:       RICHARD V. PLAT
    -------------------------------------
          Richard V. Plat
          Executive Vice President


Date:     November 11, 1994