Form 10-K405
period 1994-12-30
PACIFIC SCIENTIFIC CO
filed 1995-03-22
CIK 75608

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               (X) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 30, 1994
                                       OR
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
           For the transition period from.............to.............
                           Commission File No. 1-7744

                           PACIFIC SCIENTIFIC COMPANY
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                     94-0744970
    (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


  620 Newport Center Drive, Suite 700
       Newport Beach, California                              92660
(Address of Principal Executive Offices)                    (Zip Code)


       Registrant's Telephone Number, Including Area Code:  714/720-1714

          Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of Each Exchange
                    Title of Each Class                                    on Which Registered
                    -------------------                                   ---------------------
          Common Stock, par value $1.00 per share                        New York Stock Exchange
         7-3/4% Convertible Subordinated Debentures                      New York Stock Exchange
                     due June 15, 2003


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed on the basis of $19.625 per share, which was the last sale price on the New York Stock Exchange on March 3, 1995, was $215,528,736.

As of the latest practicable date, there were 10,982,356 shares of registrant's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal year ended December 30, 1994 (only specific portions of which are incorporated by reference in Parts I and II); definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the 1995 Annual Meeting of Stockholders (incorporated by reference in Part
III).





                      The Exhibit Index begins on Page 16.

                                     PART I


ITEM 1.  BUSINESS


   (a)     GENERAL DESCRIPTION OF BUSINESS

           Pacific Scientific Company ("Registrant" or the "Company") was incorporated in California in 1937 as successor to a company in business since 1919; it has used the name Pacific Scientific Company since 1923. Registrant's business is manufacturing and selling the products of its two segments, Electrical Equipment and Safety Equipment.

           The various operating divisions and wholly-owned subsidiaries of Registrant are organized (under the two segments) as eight main operating units. The divisions and wholly-owned subsidiaries that make up the operating units are as follows:

                           PACIFIC SCIENTIFIC COMPANY

Electrical Equipment Segment                Safety Equipment Segment
- ----------------------------                ------------------------
Electro-Kinetics Division                   Energy Dynamics Division

Fisher Pierce Division                      HTL/Kin-Tech Division
      Royce Thompson Ltd.(1)                   Pacific Scientific, Ltd.

Instruments Division
      HIAC/ROYCO Division
      High Yield Technology, Inc.
      Pacific Scientific, GmbH
      Pacific Scientific, Ltd.
      Pacific Scientific, SARL

Motion Technology Division(2)
      Automation Intelligence, Inc.

Motor & Control Division
      Eduard Bautz, GmbH(3)
      Powertec Industrial Corporation
      Bobinas del Sur, S.A. de C.V.

Solium Inc.(4)

- --------------------------------------------------

(1) Acquired in April 1994. Additional information regarding this acquisition is presented in Note 6 on Page 35 of Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 1994, a copy of which has been delivered to the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3 of the Commission, (the "Annual Report") and such Note 6 is incorporated herein by reference in accordance with the provisions of Rule 12b-23 of the Commission ("Rule 12b-23").

(2) Operating division created during 1994. Additional information regarding this division is included in the letter to stockholders beginning on Page 2 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

(3)        Acquired December 31, 1994 (the first day of fiscal 1995).
           Additional information regarding this acquisition is presented in
           Note 10 on Page 36 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

(4) Wholly-owned subsidiary created during 1994. Additional information regarding this operation is included in the letter to stockholders beginning on Page 2 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


           Further discussion regarding the Company's general business development for the fiscal year ended December 30, 1994 is included in the letter to stockholders beginning on Page 2 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

   (b) and (c)(1)(i)   DESCRIPTION OF BUSINESS SEGMENTS

           The Electrical Equipment segment produces: 1) electric motors and generators and related motion control devices such as controllers and drivers,
2) electro-mechanical and electronic controls for use mainly by electric utilities including the controls for street and highway lighting, 3) electronic instruments and 4) electronic ballasts for fluorescent lights. The products are predominately proprietary and once designed, tend to be produced in quantity and sold based on unique specifications. After receipt of an order, deliveries are usually made within a relatively short period of time, ranging from one day to several weeks. The production process typically involves fabrication of special components and the assembly of components produced by other suppliers. Fabrication processes include cutting, stamping, machining, winding, molding, soldering, welding, annealing and painting. Products are sold both to end-users and to original equipment manufacturers.

           The Safety Equipment segment produces: 1) fire detection and suppression equipment, 2) personnel safety restraints, 3) mechanical and electro-mechanical flight control components, 4) pyrotechnics, and 5) provides service for products already delivered to customers. These products are used mainly in commercial and military aircraft and vehicles, but are also used in a variety of other commercial and industrial applications. In most cases, the Company's products are reconfigured to meet specific customer needs. The Company generally receives long-term purchase orders but also responds to spot buyers, particularly for spare parts. Manufacturing typically involves processes such as cutting, machining, welding, mixing, blending and sewing, with some assembly of components produced by other suppliers. Products in this segment are sold to end-users and original equipment manufacturers.

           Financial information about industry segments is presented on Page 29 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

           Each of Registrant's divisions is responsible for marketing its own products, generally selling through a combination of its own sales personnel, sales representatives and distributors both in the United States and foreign countries. Additional information regarding the Company's products and markets is presented on Pages 5 through 17 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

           The percentages of the Company's consolidated net sales represented by its major markets for the fiscal years 1994, 1993 and 1992 were as follows:


                                               1994        1993        1992
                                               ----        ----        ----
Electrical Equipment
- --------------------

Electric Motors and Generators                  33%         36%         35%
Motion Controls                                 14           8           7
Products for Electrical Utilities               13          12          14
Particle Monitoring Instruments                 11          10          11

Safety Equipment
- ----------------

Fire Detection/Suppression & Restraints         21          25          28
Pyrotechnics                                     8           9           5
                                               ---         ---         ---
                                               100%        100%        100%


  (c)(1)(ii)    MATERIAL NEW PRODUCTS OR SEGMENTS

          In October 1994, Registrant announced the development of its SoliumTM technology. This technology provides an improved means of dimming compact fluorescent lights (CFLs). Registrant has applied for various patents relating to the new technology. On December 21, 1994, Solium Inc. was formed as a totally-owned subsidiary of Registrant. It is expected that this new subsidiary will require an investment of more than $20 million over the next three years in the areas of manufacturing facilities, machinery, equipment and various other costs incidental to the start-up of a new business. Further information regarding Solium is presented in the letter to stockholders on Pages 2 and 3, and on Page 15 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

          During 1994, the Company introduced TriodideTM, a drop-in replacement for existing Halon-based suppression agents. The Company has obtained a license (with regard to the pending patent) to the exclusive right to use and sell Triodide as a fire suppression agent. Triodide does not contain chlorofluorocarbons and has virtually no impact on the earth's ozone layer.


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

          Within the Safety Equipment segment, Halon 1301, the fire suppression agent used in all aircraft fire suppression systems, contains chlorofluorocarbon, an ozone depleting chemical. By international agreement, the production of Halon 1301 was discontinued in 1993. In anticipation of the discontinuance of Halon 1301 production, the Company introduced Triodide, discussed at item 1(c)(1)(ii) above, and developed a system capable of recovering and recycling Halon 1301 while also increasing its storage capacity for this material. The Company has been able to maintain a level of supply for this agent that management believes is adequate to meet near-term demands. It is expected that long-term demands will be satisfied by Triodide.


  (c)(1)(iv)    EFFECT OF PATENTS, TRADEMARKS, LICENSES, ETC.

          Registrant owns numerous United States and foreign patents expiring at various dates to 2011. Registrant also owns a number of trademarks. Although, in the opinion of the Registrant, these patents and trademarks have been and are expected to be of value, the loss of any single such item or group of related items would not have a material effect on the conduct of the existing business. However, the granting of patents applied for concerning Solium technology could have a significant positive impact on the future growth rate of the Company.


  (c)(1)(v)&(vi)       SEASONAL AND WORKING CAPITAL REQUIREMENTS

          Not applicable.


  (c)(1)(vii)   MAJOR CUSTOMERS

          For the fiscal year ended December 30, 1994, approximately 16% of Registrant's sales were attributable to United States defense contracts, of which 3% were awarded directly by the United States government and 13% through subcontracting procedures. Virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocations process. A material reduction in United States government appropriations for defense programs may have an adverse effect on the Registrant's business, depending on the specific defense programs affected by any such reduction. Currently, the Registrant is not aware of the curtailment or cancellation of any United States defense program, under which Registrant is performing as either a prime contractor or subcontractor, that would have a material adverse effect on the Registrant's business. Government contracts are subject to termination by the government without cause, but in the event of such termination, Registrant would ordinarily be entitled to reasonable compensation for work completed prior to termination.

          Additional information regarding sales to military customers is included in Note 9 on Page 36 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

  (c)(1)(viii)  BACKLOG

          Registrant's backlog of unfilled purchase orders, believed by Registrant to be firm, amounted to $83,555,000 on December 30, 1994, compared with a backlog of $91,774,000 and $77,740,000 at fiscal year-end 1993 and 1992, respectively. Registrant considers an unfilled purchase order to be firm when a specific delivery date has been established by the parties. Of the backlog, approximately 80% is expected to be shipped in the current fiscal year. Additional information concerning backlog is included in Management's Discussion and Analysis on Page 20 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


  (c)(1)(ix)    GOVERNMENT CONTRACTS

          The Company's net sales under prime contracts to defense agencies of the U.S. Government were $8,096,000 in fiscal 1994, $9,471,000 in fiscal 1993 and $12,367,000 in fiscal 1992. Further information with regard to government contracts is contained in section (c)(1)(vii) above.


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


          ELECTRICAL EQUIPMENT

          Electric Motors and Generators

          The Registrant's five industrial and commercial motor lines are primarily sold for industrial applications with some motors being used in consumer products. The market for permanent magnet brush-type DC motors is extremely fragmented and none of the three main domestic competitors, Baldor Electric Co., Magnetek, Inc. and Leeson Electric Corporation, has a dominant market share. The emerging market for brushless DC servo motors, drives and controls has many competitors vying for market share in industrial markets, although Registrant believes it has the highest share of the U.S. market (excluding the machine tool area, in which it does not compete). Major competitors in the brushless DC motor market area include Reliance Electric Co., Kollmorgen Corporation and Yasakawa Electric America, Inc. The Registrant knows of no competitor that offers a product similar to its Powertec line of high-horsepower variable-speed brushless DC motors and drives. In stepper drives and motors, there are many competitors, with the three largest being Superior Electric Co., a division of Dana Corporation, Oriental Motors USA Corporation and Compumotor, a division of Parker-Hannifin Corporation. The Registrant has a major share of the market for low inertia motors used in applications requiring very fast starting and stopping. The generator product line, for use mainly in aircraft and missiles, has several significant domestic competitors making air cooled generators with output of up to 50kw.

          Motion Controls

          Motion technology products (control products and drives) are mainly sold in conjunction with Registrant's brushless servo and stepper motor products and they, therefore, have similar competitors. The major competitor in multi-axis system control is Allen-Bradley Company, Inc., a subsidiary of Rockwell International Corporation.

          Products for Electrical Utilities

          The Registrant and at least four major competitors account for virtually all of the United States market for outdoor lighting controls. However, Registrant has a major share of the United States market for controls used in street and highway lighting. A major share of the market for capacitor controls is also held by the Registrant. Lesser shares are held in the markets for fault indicators and the Registrant's line of metering devices. No single competitor has a product line offering similar to Registrant's.

          Particle Monitoring Instruments

          In particle monitoring, Registrant has a leading market position for sensing particulate contamination in liquid, air and vacuum environments. There are at least six direct global competitors for particle monitoring. Among the major competitors are PMS, Inc. and Met One, Inc. Registrant is the only supplier of the Optical Production Profiler, a non-destructive quality assurance system that images defects within silicon wafers.

          Solium Ballast

          The Registrant has applied for a patent on its Solium dimming technology (a two-wire system) and, therefore, there are no competitors with this specific technology. Using other technology, (generally, a four-wire system) there are manufacturers of dimming ballast for conventional fluorescent lighting, including Motorola, Inc. and Advanced Transformer Co., a subsidiary of Philips Electronics N.V. and Lutron Electronics Co., Inc. In addition to the dimming capability, the Solium technology offers other important advantages, on which the Registrant has applied for patents. The Registrant has also applied for a patent on the integral dimming of screw-in compact fluorescent lamps.


          SAFETY EQUIPMENT

          Fire Detection, Suppression and Restraints

          Registrant has a leading position in the aircraft market for its aircraft fire suppression product line. There is one significant domestic competitor in the fire suppression product line, Walter Kidde, Inc., with three other competitors sharing a smaller portion of the market. There are at least five other competitors for fire detection equipment sold to the aerospace and military vehicle markets with the leader being Santa Barbara Research, a division of Hughes Aircraft Co. Registrant's ballistic and inertia reels, which are used mainly in aircraft for the safety restraint of the crews, has, at minimum, two major competitors in the United States and two in Europe. However, Registrant has maintained a significant share of this market. For passenger lap belts, the Registrant's major competitor is Am-Safe Inc. There are two principal competitors for the cable tension regulator, the Registrant's principal flight control component.

          Pyrotechnics

          The pyrotechnic product line addresses multiple niches within the domestic aerospace and commercial oil well marketplace, and the Registrant has at least two competitors in each segment. Among its largest competitors are OEA, Inc. and Special Devices, Inc.


  (c)(1)(xi)    RESEARCH AND DEVELOPMENT

          Research and development is conducted by the Registrant at its various United States divisions for its own account and at some locations for customers on a contract basis. For its own account, Registrant spent $10,521,000, $8,584,000 and $8,235,000 in 1994, 1993 and 1992, respectively.
Additional information regarding Research and Development is included in Management's Discussion and Analysis - Research and development expense beginning on Page 21 of the Annual Report and incorporated herein by reference in accordance with Rule 12b-23.


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

  (c)(1)(xiii)  EMPLOYEES

          Registrant and its subsidiaries employ 1,848 persons as of December 30, 1994.


  (d)(1)        EXPORT SALES

          Export sales by United States operations to customers in foreign countries represented approximately 21% ($49,321,000) in 1994, 18% ($34,483,000) in 1993 and 17% ($29,317,000) in 1992 of Registrant's sales.
Starting in 1994, the Registrant manufactured outdoor lighting controls in England for the local market and did some manufacturing in Mexico for shipment to the U.S.


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



ITEM 2. PROPERTIES

          Registrant's properties are summarized in the following table:

Location and Function                Building Area               Segment
- ---------------------                -------------               -------
OWNED
- -----

Oxnard, CA
To replace leased facility            5.7 Acres
in Santa Barbara                      (Undeveloped)              Electrical Equipment

Anaheim, CA
Land and                              9.25 Acres                 Corporate
Office Building                       17,000 sq.ft.
                                      (Held for Sale)

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

Menlo Park, CA
Offices and Manufacturing              60,000 sq.ft.             Subleased to Others

Sunnyvale, CA
Offices and Manufacturing               7,800 sq.ft.             Electrical Equipment

Broomfield, CO
Offices and Manufacturing              15,000 sq.ft.             Electrical Equipment

Charlestown, MA
Offices and Manufacturing              26,000 sq.ft.             Electrical Equipment

Birmingham England
Offices and Manufacturing              26,600 sq.ft.             Electrical Equipment

Duluth, GA
Offices and Manufacturing              27,000 sq.ft.             Electrical Equipment

Silver Spring, MD
Offices and Manufacturing              35,000 sq.ft.             Electrical Equipment

Rock Hill, SC
Offices and Manufacturing              37,000 sq.ft.             Electrical Equipment

Juarez Mexico
Offices and Manufacturing              38,000 sq.ft.             Electrical Equipment

Santa Barbara, CA
Offices and Manufacturing              56,000 sq.ft.             Electrical Equipment

Randolph, MA
Offices and Manufacturing              60,000 sq.ft.             Electrical Equipment

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

Chandler, AZ - Willis Dr.
Manufacturing                          34,000 sq.ft.             Safety Equipment

Yorba Linda, CA
Offices and Manufacturing              60,000 sq.ft.             Safety Equipment

Duarte, CA
Offices and Manufacturing              85,000 sq.ft.             Safety Equipment

U.S., Europe and Mexico
Service and Sales Offices                                        All Products

Management believes all manufacturing facilities and manufacturing equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated, except for the manufacturing equipment necessary for the new Solium product discussed at 1(c)(1)(ii) above. To the extent the above referenced leases expire and are not renewed, Registrant believes it has the ability to acquire adequate space for conducting its operations.


ITEM 3.  LEGAL PROCEEDINGS

          There are no material legal, administrative or judicial proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The text and tabular presentations appearing under the captions "Dividend and Quarterly Information" beginning on Page 36 of the Annual Report are incorporated herein by reference in accordance with the provisions of Rule 12b-23. At the end of fiscal 1994, there were 1,630 stockholders of record. The total number of beneficial holders of Registrant's common stock is estimated at approximately 4,500. Registrant's common stock is traded on the New York, Midwest and Pacific Stock Exchanges.


ITEM 6.  SELECTED FINANCIAL DATA

          The material appearing under the caption "Five Year Financial Summary" on Page 19 of the Annual Report is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The text under the caption "Management's Discussion and Analysis" appearing on Pages 20 through 24 of the Annual Report is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Financial Statements for the fiscal years ended December 30, 1994, December 31, 1993 and December 25, 1992 appearing on Pages 25 through 28; the Independent Auditors' Report appearing on Page 24; and Management's Report appearing on Page 18 of the Annual Report are incorporated herein by reference in accordance with the provisions of Rule 12b-23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Registrant has not had disagreements with, nor has the Registrant changed, independent accountants during the past two years.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding the Company's directors and all persons nominated or chosen to become directors, as well as information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") by the directors, officers and beneficial owners of more than 10% of any class of equity securities of the Registrant, is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of Registrant's fiscal year ended December 30, 1994.

          Information regarding the Company's executive officers appears below:

Name and Age                 Positions with Registrant
- ------------                 -------------------------
Edgar S. Brower (64)         Chairman of the Board of Directors (since 1990), President,
                             Chief Executive Officer and Director (since 1985)

Richard V. Plat (65)         Executive Vice President (since 1994) and Secretary
                             (since 1977)

Steven L. Breitzka (37)      Corporate Vice President and President, Fisher Pierce Division
                             (since 1994)

Robert L. Day (63)           Corporate Vice President and President, Energy Dynamics Division
                             (since 1993)

William T. Fejes, Jr. (38)   Corporate Vice President and President, Motion Technology
                             Division (since 1994)

Richard G. Knoblock (54)     Corporate Vice President (since 1989), President, Electro-Kinetics
                             Division (since 1988) and President, HTL/Kin-Tech
                             Division (since 1994)

Joseph R. Monkowski (40)     Corporate Vice President and President, Instruments Division
                             (since 1994)

Ronald B. Nelson (55)        Corporate Vice President and President, Motor & Control Division
                             (since 1990)

John M. Ossenmacher (35)     Corporate Vice President and President, Solium Inc.
                             (since 1994)

William L. Nothwang (57)     Controller and Assistant Secretary (since 1978)

Peer A. Swan (50)            Treasurer (since 1982)

          No executive officer of the Registrant is related to any other executive officer of the Registrant. All executive officers of the Registrant serve at the discretion of the Board of Directors. No understanding or arrangement exists between any executive officer and any other person pursuant to which he was chosen as an officer.

          Mr. Brower was elected Chairman of the Board of Directors of the Registrant in 1990. He was hired as President and Chief Operating Officer in 1985 and was named Chief Executive Officer later that year.

          Mr. Plat was hired as Vice President of Finance and Administration and Secretary in 1977 and was promoted to Senior Vice President in 1983 and Executive Vice President in 1994.

          Mr. Breitzka joined Pacific Scientific Company in 1982. He was promoted in 1992 to Corporate Vice President and President of the HTL/Kin-Tech Division and, in 1994, he was appointed President of the Fisher Pierce Division.

          Mr. Day was promoted in 1993 to Corporate Vice President and President of the newly formed Energy Dynamics Division. Previously, Mr. Day was General Manager of the Company's Energy Systems Division. With the acquisition of Unidynamics/Phoenix, Inc. and its subsequent merger into the Energy Systems product lines, the Energy Dynamics Division was formed. Mr. Day has held various management positions within Pacific Scientific Company since 1981.

          Mr. Fejes was promoted in 1994 to Corporate Vice President and President of the newly formed Motion Technology Division. He has held various management positions with the Company since 1981, except for a brief period in 1985 when he was Product Development Manager for EG&G Torque Systems.

          Mr. Knoblock joined the Company in 1988 as President of the Electro-Kinetics Division and promoted in 1989 to Corporate Vice President. In 1994, Mr. Knoblock was appointed President of the HTL/Kin-Tech Division and will also continue as President of the Electro-Kinetics Division.

          Dr. Monkowski was hired in 1994 as Corporate Vice President and President of the Instruments Division. From 1985 to 1994, he was associated with Photon Dynamics, Inc., Lam Research Corporation, Monkowski-Rhine Inc. and Schumacher Company. In these companies, he held various management positions including Division President, Executive Vice President, Chief Technical Officer and Vice President of Research and Development.

          Mr. Nelson was hired in 1990 as Corporate Vice President and President of the Motor & Control Division. He was General Manager of the Motor Division of Barber Colman Co. from 1982 to 1990.

          Mr. Ossenmacher joined the Company in 1992 as Product Line Director for the HTL/Kin-Tech Division. In 1993, he was promoted to Corporate Vice President and President of the Fisher Pierce Division. In 1994, Mr. Ossenmacher was named President of the newly established subsidiary, Solium Inc. Previously, he was with Parker-Hannifin Corporation where he held various management positions since 1981.

           Mr. Nothwang was hired as Corporate Controller in 1978 and later appointed Assistant Secretary.

           Mr. Swan was hired in 1977 as Assistant Treasurer and promoted to Treasurer in 1982.


ITEM 11.  EXECUTIVE COMPENSATION

           The information with respect to executive compensation is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A no later than 120 days after the end of Registrant's fiscal year ended December 30, 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information with respect to security ownership of certain beneficial owners and management is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A no later than 120 days after the end of Registrant's fiscal year ended December 30, 1994.


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

           No director, executive officer or nominee for election as director nor any member of their immediate family has been indebted to the Registrant or its subsidiaries at any time during the fiscal year ended December 30, 1994 in an amount in excess of $60,000, as defined by Item 404(c) of Regulation S-K.

           Item 404(d) of Regulation S-K does not apply to the Registrant.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1   List of Documents filed as a part of the Report:

           Financial Statements:

           Consolidated Financial Statements for the fiscal years ended December 30, 1994, December 31, 1993 and December 25, 1992 appearing on Pages 25 through 28; the Independent Auditors' Report appearing on Page 24 and Management's Report appearing on Page 18 of the Annual Report are incorporated herein by reference in accordance with the provisions of Rule 12b-23. With the exception of the pages referred to in the preceding sentence and other information specifically incorporated by reference in this Form 10-K, the Annual Report is not to be deemed filed as part of this report.

   (a) 2   Included in 14(a)1 above.

   (a) 3   Exhibits


           3.1     Restated Articles of Incorporation, as amended (6)

           3.2     Bylaws, as amended (5)

           4.0 Indenture, dated as of April 25, 1983, for Registrant's 7-3/4% Convertible Subordinated Debentures, due 2003, incorporated by reference to Form S-3 (Registration Statement No. 2-82947) filed April 8, 1983.

           4.1 Indenture, dated as of October 1, 1989, for Registrant's California Statewide Communities Development Authority Industrial Development Revenue Bonds, due 2019. (6)

           10.1 Lease on facilities at 2642 Eje Juan Gabriel St., Ciudad Juarez, Chihuahua, Mexico.

           10.2 Lease on facilities at 41 Pacella Park Dr., Randolph, Massachusetts.

           10.3 Judgement of Foreclosure and Order of Sale of property at 1350 South State College Blvd., Anaheim, California.

           10.4    Registrant's 1992 Key Employee Stock Option Plan.  (8)

           10.5    Directors' Retirement Plan.  (4)

           10.6 First Amendment to Directors' Retirement Plan, dated December 8, 1994.

           10.7 Severance Agreement by and between Registrant and Edgar S. Brower, effective December 27, 1985. (2)

           10.8 Severance Agreement by and between Registrant and Richard V. Plat, effective May 24, 1983. (1)

           10.9 Restricted Stock Agreement by and between Registrant and Edgar S. Brower, effective April 23, 1986. (3)

           10.10   Registrant's Shareholders Protection Agreement.  (9)

           10.11 Amendment to Registrant's Shareholders Protection Agreement dated August 22, 1990. (7)

           10.12 Agreement for the acquisition of certain assets of Royce Thompson Electric Limited, pursuant to an asset purchase agreement dated April 29, 1994.

           10.13 Agreement for the acquisition of certain assets of Eduard Bautz GmbH, pursuant to an asset purchase agreement dated December 31, 1994.

           12.1 Statement regarding computation of ratios. The current and long-term debt-to-capitalization ratios appearing in "Management's Discussion and Analysis" incorporated by reference in Items 1(b) and (c)(1)(i) and the "Five Year Financial Summary", incorporated by reference in Item 6 of this Form 10-K are calculated as follows:

                                            Total Current Assets
                   Current Ratio            --------------------
                                            Total Current Liabilities


                                            Long-Term Debt
                   Long-Term Debt to        --------------
                   Capitalization           Long-Term Debt +
                                            Total Stockholders' Equity


           13.0 Annual Report to Stockholders for the fiscal year ended December 30, 1994 (parts not incorporated by reference are furnished for information purposes only and are not filed herewith).

           21.0 Subsidiaries of the Registrant, incorporated by reference to "Divisions and Subsidiaries" appearing on Page 38 of the Annual Report.

           23.0    Independent Auditors' Consent

           27.0    Financial Data Schedule


   (b)     Reports on Form 8-K

           No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 30, 1994.

   (c)     Included in 14(a) 3 above.

   (d)     Included in 14(a) 2 above.

_________________________________________
(1) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1984.

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


                                       PACIFIC SCIENTIFIC COMPANY


March 17, 1995                         By /s/ Richard V. Plat
                                         -----------------------------------
                                           Richard V. Plat
                                           Executive Vice President
                                           and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       SIGNATURE                            CAPACITY                DATE
       ---------                            --------                ----

                                          Principal Executive
/s/ Edgar S. Brower                       Officer and Director   March 17, 1995
- ----------------------------------------
Edgar S. Brower

                                           Principal Financial
/s/ Richard V. Plat                        Officer                March 17, 1995
- ------------------------------------------
Richard V. Plat


/s/ William L. Nothwang                    Controller             March 17, 1995
- ---------------------------------------
William L. Nothwang


/s/ Walter F. Beran                        Director               March 17, 1995
- -----------------------------------------
Walter F. Beran


/s/ Ralph O. Briscoe                       Director               March 17, 1995
- ----------------------------------------
Ralph O. Briscoe


/s/ Ralph D. Ketchum                       Director               March 17, 1995
- ----------------------------------------
Ralph D. Ketchum


/s/ William A. Preston                     Director               March 17, 1995
- -----------------------------------------
William A. Preston


/s/ Millard H. Pryor, Jr.                  Director               March 17, 1995
- -----------------------------------------
Millard H. Pryor, Jr.


/s/ Thomas P. Stafford                     Director               March 17, 1995
- ---------------------------------------
Thomas P. Stafford


/s/ Harry W. Todd                          Director               March 17, 1995
- ----------------------------------------
Harry W. Todd

                               INDEX TO EXHIBITS

3.1        Restated Articles of Incorporation, as amended (6)

3.2        Bylaws, as amended (5)

4.0 Indenture, dated as of April 25, 1983, for Registrant's 7-3/4% Convertible Subordinated Debentures, due 2003, incorporated by reference to Form S-3 (Registration Statement No. 2-82947) filed April 8, 1983.

4.1 Indenture, dated as of October 1, 1989, for Registrant's California Statewide Communities Development Authority Industrial Development Revenue Bonds, due 2019. (6)

10.1 Lease on facilities at 2642 Eje Juan Gabriel St., Ciudad Juarez, Chihuahua, Mexico.

10.2       Lease on facilities at 41 Pacella Park Dr., Randolph, Massachusetts.

10.3 Judgement of Foreclosure and Order of Sale of property at 1350 South State College Blvd., Anaheim, California.

10.4       Registrant's 1992 Key Employee Stock Option Plan.  (8)

10.5       Directors' Retirement Plan.  (4)

10.6       First Amendment to Directors' Retirement Plan, dated December 8,
           1994.

10.7 Severance Agreement by and between Registrant and Edgar S. Brower, effective December 27, 1985. (2)

10.8 Severance Agreement by and between Registrant and Richard V. Plat, effective May 24, 1983. (1)

10.9 Restricted Stock Agreement by and between Registrant and Edgar S. Brower, effective April 23, 1986. (3)

10.10      Registrant's Shareholders Protection Agreement.  (9)

10.11 Amendment to Registrant's Shareholders Protection Agreement dated August 22, 1990. (7)

10.12 Agreement for the acquisition of certain assets of Royce Thompson Electric Limited, pursuant to an asset purchase agreement dated April 29, 1994.

10.13 Agreement for the acquisition of certain assets of Eduard Bautz GmbH, pursuant to an asset purchase agreement dated December 31, 1994.

13.0 Annual Report to Stockholders for the fiscal year ended December 31, 1993 (parts not incorporated by reference are furnished for information purposes only and are not filed herewith).

21.0 Subsidiaries of the Registrant, incorporated by reference to "Divisions and Subsidiaries" appearing on Page 38 of Registrant's 1994 Annual Report to Stockholders.

23.0       Independent Auditors' Consent

27.0       Financial Data Schedule

_________________________________________________________________

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