Form 10-Q
period 1995-03-31
PACIFIC SCIENTIFIC CO
filed 1995-05-12
CIK 75608

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 **************

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 **************




For Quarter Ended  March 31, 1995            Commission File No. 1-7744


                          PACIFIC SCIENTIFIC COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        CALIFORNIA                                            94-0744970
- ------------------------------                        -----------------------
(State or other jurisdiction of                       (IRS Employer ID Number)
incorporation or organization)


620 Newport Center Drive, Suite 700, Newport Beach, California    92660
- --------------------------------------------------------------   ------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (714) 720-1714


Former address:
- -------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  , No         .
                                                ----     ---------
                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                               10,983,356 shares

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 1995 AND DECEMBER 30, 1994

                                  (In $000's)


                                                         March 31   December 30
                                                           1995        1994
                                                         --------   -----------
ASSETS
- ------
CURRENT ASSETS:
  Cash.................................................  $  7,146    $  1,655
  Short-term investments...............................     1,436       1,758
  Trade receivables (less allowance for doubtful
    accounts of $1,519 and $929, respectively)........     50,404      43,435
  Inventories, lower of cost (principally average)
    or market:
      Finished goods...................................     4,283       4,263
      Work-in-process..................................    10,843      11,866
      Raw materials and purchased parts................    24,334      21,151
  Deferred income taxes................................     4,085       4,205
  Other current assets.................................     2,623       2,100
                                                         --------    --------
          Total Current Assets.........................   105,154      90,433
                                                         --------    --------
PROPERTY AT COST:
  Land and buildings...................................    13,086      13,187
  Machinery and equipment..............................    73,867      70,630
                                                         --------    --------
          Total........................................    86,953      83,817
  Less accumulated depreciation........................    54,922      52,649
                                                         --------    --------
          Net Property................................     32,031      31,168
                                                         --------    --------
RESTRICTED CASH........................................     6,135       6,071

NOTE RECEIVABLE........................................       711         711

PROEPRTY HELD FOR SALE.................................     3,300       3,300

NOTES, PATENTS AND OTHER...............................     8,466       8,272

EXCESS OF COST OVER NET ASSETS ACQUIRED................    40,753      32,714
                                                         --------    --------
          TOTAL........................................  $196,550    $172,669
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings................................  $  4,000    $  3,700
  Accounts payable.....................................    16,977      15,826
  Accrued employee compensation and benefits...........     5,542       5,717
  Note payable for business acquisition................     2,610           0
  Other current liabilities............................    13,294       9,904
                                                         --------    --------
          Total Current Liabilities....................    42,423      35,147
                                                         --------    --------
BANK BORROWING.........................................    30,399      19,400

CONVERTIBLE SUBORDINATED DEBENTURES....................    17,281      17,286

INDUSTRIAL DEVELOPMENT BONDS...........................     5,625       5,625

OTHER LONG TERM LIABILITIES............................     5,915       4,073
                                                         --------    --------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value...........................    10,983      10,939
  Additional paid-in-capital...........................     1,029         727
  Currency Translation Adjustment......................     1,209           0
  Retained earnings....................................    81,686      79,472
                                                         --------    --------
          Total Stockholders' Equity...................    94,907      91,138
                                                         --------    --------
          TOTAL........................................  $196,550    $172,669
                                                         ========    ========




         The accompanying notes to consolidated financial statements are an integral part of this statement.

                  PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND APRIL 1, 1994
                                  (In $000's)


                                                             Quarter Ended
                                                          -------------------
                                                          March 31   April 1
                                                            1995       1994
                                                          --------   --------
SALES:
 Electrical Equipment..................................    $48,955   $37,230
 Safety Equipment......................................     15,889    14,355
                                                           -------   -------
                                                            64,844    51,585
COST OF SALES..........................................     45,009    35,640
                                                           -------   -------
 Gross Profit..........................................     19,835    15,945
                                                           -------   -------
EXPENSES:
 Selling and marketing.................................      6,611     5,374
 General and administrative............................      5,910     5,156
 Research and development..............................      2,908     2,124
                                                           -------   -------
  Total Expenses.......................................     15,429    12,654
                                                           -------   -------
OPERATING INCOME.......................................      4,406     3,291

INTEREST & OTHER (Net).................................       (336)     (546)
                                                           -------   -------
INCOME BEFORE INCOME TAX PROVISION.....................      4,070     2,745

INCOME TAX PROVISION...................................     (1,526)   (1,071)
                                                           -------   -------
NET INCOME.............................................    $ 2,544   $ 1,674
                                                           =======   =======
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
 Primary...............................................    $  0.22   $  0.15
                                                           =======   =======
 Fully Diluted.........................................    $  0.22   $  0.15
                                                           =======   =======
 Cash dividends per common share.......................    $  0.03   $ 0.015
                                                           =======   =======

        The accompanying notes to the consolidated financial statements are an integral part of this statement.

                 PACIFIC SCIENTIFIC COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND APRIL 1, 1994
                                 (IN $000's)


                                                      Three Months Ended
                                                      -------------------
                                                       March 31  April 1
                                                         1995      1994
                                                      ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................   $  2,544   $  1,674
 Depreciation and amortization.....................      2,782      2,817
 Deferred income taxes.............................        120          0
 Decreased in accrued employee benefit plan
  liabilities......................................       (159)      (124)
 Loss on disposal of property......................         (7)        25
 Effect on cash of changes in assets and
  liabilities, net of the effects of business
  acquisitions:
   Trade receivables...............................     (4,454)     3,377
   Inventories.....................................      1,094     (2,753)
   Other current assets............................       (476)        84
   Accounts payable................................        204     (1,746)
   Accrued employee compensation and benefits......       (175)         7
   Other current liabilities.......................      6,178        887
                                                      --------    -------
   Net cash flows from operating activities........      7,651      4,248
                                                      --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for business acquisitions, net of cash
  acquired.........................................    (11,625)         0
 Purchases of property..............................    (2,779)    (2,337)
 Decrease in short-term investments.................       322          1
 Decrease (increase) in restricted cash and
  other assets.....................................       (597)         1
                                                      --------    -------
  Net cash flows from investing activities.........    (14,679)    (2,335)
                                                      --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of convertible subordinated debentures...         (5)         0
 Repayments of short-term debt.....................        300       (500)
 Issuance of long-term debt........................     10,999      2,000
 Cash dividends on common stock....................       (330)      (163)
 Issuances of common stock.........................        346        315
                                                      --------    -------
  Net cash flows from financing activities.........     11,310      1,652
                                                      --------    -------
EFECT OF EXCHANGE RATE CHANGES.....................      1,209          0
                                                      --------    -------
NET INCREASE IN CASH...............................      5,491      3,565

CASH, Beginning of Period..........................      1,655      2,081
                                                      --------    -------
CASH, End of Period................................   $  7,146    $ 5,646
                                                      ========    =======

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

2)  EARNINGS PER SHARE

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



                                                                   FOR THE THREE MONTHS ENDED
                                                            ---------------------------------------
                                                              March 31,                   April 1,
                                                                1995                        1994
                                                            ------------                -----------
           PRIMARY
           -------

           AVERAGE NUMBER OF
           SHARES OUTSTANDING                                 10,983,356                 10,815,494

           AVERAGE NUMBER OF
           SHARES ASSUMING EXERCISE
           OF DILUTIVE EMPLOYEE
           STOCK OPTIONS                                         503,644                    315,404
                                                              ----------                 ----------

           COMMON AND COMMON
           EQUIVALENT SHARES                                  11,487,000                 11,130,898
                                                              ==========                 ==========




                                                                  FOR THE THREE MONTHS ENDED
                                                            ---------------------------------------
                                                              March 31,                   April 1,
                                                                1995                        1994
                                                            ------------                -----------
           FULLY DILUTED
           -------------

           AVERAGE NUMBER OF
           SHARES OUTSTANDING                                 10,983,356                 10,815,494

           AVERAGE NUMBER OF
           SHARES ASSUMING EXERCISE
           OF DILUTIVE EMPLOYEE
           STOCK OPTIONS                                         508,644                    282,506
                                                             -----------                 ----------

           COMMON AND COMMON
           EQUIVALENT SHARES                                  11,492,000                 11,098,000*
                                                              ==========                 ==========

           * The computation of fully diluted shares for the three month period ended April 1, 1994 is anti dilutive and accordingly was not included in the computation of earnings per share.

           NOTE: The Company has outstanding convertible subordinated debentures. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals.


3)  RECLASSIFICATIONS

    Certain reclassifications have been made to the 1994 amounts to conform to the 1995 financial statement presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS


QUARTERLY COMPARISON (FIRST QUARTER 1995 VS. FIRST QUARTER 1994)


Net sales were $68,844,000 in the first quarter of 1995, a 26% or $13,259,000 increase in sales over the same period in the prior year. First quarter sales in the Electrical Equipment segment were up 31% or $11,725,000. The acquisitions of Royce Thompson Ltd. in the second quarter of 1994 and Eduard Bautz GmbH in the first quarter of 1995 accounted for $4,836,000 of the increase in sales of Electrical Equipment. The sales from the Safety Equipment segment increased by 11% or $1,534,000.

Gross margin on sales decreased 0.3% in the current quarter from the prior year reflecting increases in reserves for obsolescence and startup expenses in the Solium subsidiary. Selling, general and administrative expenses declined nearly 1% in 1995 reflecting the economics of scale associated with the higher sales base. Research and development expenses increased 0.4% reflecting continued emphasis on new product development.

Income before taxes increased 48% primarily due to a 26% increase in sales and control of operating expenses. Acquisitions made in 1994 and 1995 accounted for $1,179,000 of the increase in pre-tax income.

The estimated annual effective tax rate for 1995 is 37.5% as compared to the prior year's effective rate of 39% for the first quarter.

Net income of $0.22 per share in 1995 compares to $0.15 per share in the first quarter of 1994. The 1994 earnings reflect the 2 for 1 stock split effective December 16, 1994. In addition to the stock split, the remaining increase in the number of shares is accounted for by the exercise of employee stock options and the dilutive effect of options outstanding at stock prices below the current market price.

Orders for Electrical Equipment during the first quarter totaled $52,140,000, up 34% as compared to the same period in the prior year. Orders for Safety Equipment during the first quarter totaled $14,863,000, down 6% as compared to the same quarter of the prior year. The decline in Safety Equipment orders is due to both delays and reductions in procurement by the military and the aerospace industry. Orders for spare parts from the worldwide airline industry increased compared to the prior year.

The backlog of orders at March 31, 1995 and April 1, 1994 was $92,754,000 and 94,872,000, respectively.

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

FINANCIAL POSITION AND LIQUIDITY


Debt less cash, restricted cash, and short-term investments was $42,588,000 at the end of the first three months in 1995 as compared to the $37,158,000 in the same period of the prior year. This increase of $5,430,000 resulted principally from the acquisition of Eduard Bautz, GmbH at the beginning of 1995 net of operational cash flow.

Operations provided cash of $7,651,000 in the first three months of 1995 as compared to $4,248,000 in the same period of the prior year.

The increase in cash flow from operations is primarily due to:

           Increase in trade receivables                                       $(7,831,000)
           Increase in other current liabilities                                 5,291,000
           Decrease in inventories                                               3,847,000
           Increase in accounts payable                                          1,950,000
           Other                                                                   146,000
                                                                               -----------
                Increase in Cash Flow from Operating Activities                $ 3,403,000
                                                                               ===========


The Company's working capital was $62,731,000 on March 31, 1995 for a current ratio of 2.5:1. On April 1, 1994 working capital was $52,825,000.

At the end of the first quarter of 1995, the Company had unused lines of credit of $23,100,000.

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


PACIFIC SCIENTIFIC COMPANY, Registrant




By:   /s/ Richard V. Plat
     -----------------------------
          Richard V. Plat
          Executive Vice President





Date:     May 12, 1995