Form 10-Q
period 1995-06-30
PACIFIC SCIENTIFIC CO
filed 1995-07-28
CIK 75608

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- ---       Exchange Act of 1934 For the quarterly period ended June 30, 1995

                                       OR
____  Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from_____________to_____________


Commission File Number 1-7744


                           PACIFIC SCIENTIFIC COMPANY
             (Exact name of Registrant as specified in its charter)


               CALIFORNIA                                                           94-0744970
               ----------                                                           ----------
    (State or other jurisdiction of                                           (IRS Employer ID Number)
    incorporation or organization)


620 Newport Center Drive, Suite 700, Newport Beach, California                        92660
- --------------------------------------------------------------                        -----
            (Address of principal executive offices)                                 (Zip Code)


                                  714/720-1714
              (Registrant's telephone number, including area code)

                                      N/A
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   , No   .
                                               ---      ---

    Shares outstanding of the Registrant's common stock as of June 30, 1995



              Class                                                                 Outstanding at June 30, 1995
Common Stock, $1.00 par value                                                               11,001,383

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pacific Scientific Company
Consolidated Balance Sheets
(in thousands)

                                                             JUNE 30      DECEMBER 30
                                                               1995          1994
                                                             --------     --------
ASSETS
- ------
CURRENT ASSETS:
    Cash                                                   $   4,039    $   1,655
    Short-term investments                                     1,435        1,758
    Trade receivables (less allowance for doubtful
        accounts of $1,599 and $929, respectively)            46,589       43,435
    Inventories, lower of cost (principally average)
        or market:
        Finished goods                                         4,882        4,263
        Work-in-process                                       10,962       11,866
        Raw materials and purchased parts                     26,131       21,151
    Deferred income taxes                                      4,085        4,205
    Other current assets                                       2,941        2,100
                                                             --------     --------
                   Total Current Assets                      101,064       90,433
                                                             --------     --------
PROPERTY AT COST:
    Land and buildings                                        13,157       13,187
    Machinery and equipment                                   78,495       70,630
                                                             --------     --------
                        Total                                 91,652       83,817
    Less accumulated depreciation                             56,645       52,649
                                                             --------     --------
                    Net Property                              35,007       31,168
                                                             --------     --------
RESTRICTED CASH                                                6,136        6,071
NOTE RECEIVABLE                                                  623          711
PROPERTY HELD FOR SALE                                         3,300        3,300
NOTES, PATENTS AND OTHER                                       8,548        8,272
EXCESS OF COST OVER NET ASSETS ACQUIRED                       40,843       32,714
                                                             --------     --------
                             TOTAL                         $ 195,521    $ 172,669
                                                             --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings                                  $   4,000    $   3,700
    Accounts payable                                          19,000       15,826
    Accrued employee compensation and benefits                 5,918        5,717
    Note payable for business acquisition                      2,316            0
    Other current liabilities                                  6,894        9,904
                                                             --------     --------
                Total Current Liabilities                     38,128       35,147
                                                             --------     --------

BANK BORROWING                                                32,525       19,400
CONVERTIBLE SUBORDINATED DEBENTURES                           17,281       17,286
INDUSTRIAL DEVELOPMENT BONDS                                   5,625        5,625
OTHER LONG TERM LIABILITIES                                    5,646        4,073
                                                             --------     --------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value                                11,001       10,939
    Additional paid-in-capital                                 1,179          727
    Currency Translation Adjustment                             (122)           0
    Retained earnings                                         84,258       79,472
                                                             --------     --------
                Total Stockholders' Equity                    96,316       91,138
                                                             --------     --------
                             TOTAL                         $ 195,521   $  172,669
                                                             --------     --------

The accompanying notes to consolidated financial statements are an integral part of this statement.

Pacific Scientific Company
Consolidated Statements of Income (unaudited)
(in thousands, except per share amounts)


                                                  QUARTER ENDED             YEAR-TO-DATE

                                               JUNE 30      JULY 1       JUNE 30        JULY 1
                                                1995         1994         1995           1994
                                               -------      -------      --------      --------
SALES:
    Electrical Equipment                       $52,155      $39,818      $101,110      $ 77,048
    Safety Equipment                            16,738       17,370        32,627        31,725
                                               -------      -------      --------      --------
                                                68,893       57,188       133,737       108,773
COST OF SALES                                   46,178       38,684        91,187        74,324
                                               -------      -------      --------      --------
    Gross Profit                                22,715       18,504        42,550        34,449
                                               -------      -------      --------      --------
EXPENSES:
    Selling and marketing                        7,412        6,431        14,023        11,805
    General and administrative                   6,265        5,573        12,175        10,729
    Research and development                     3,392        2,233         6,300         4,357
                                               -------      -------      --------      --------
        Total Expenses                          17,069       14,237        32,498        26,891
                                               -------      -------      --------      --------

OPERATING INCOME                                 5,646        4,267        10,052         7,558

INTEREST & OTHER (Net)                          (1,003)        (591)       (1,339)       (1,137)
                                               -------      -------      --------      --------
INCOME BEFORE INCOME TAX PROVISION               4,643        3,676         8,713         6,421

INCOME TAX PROVISION                            (1,742)      (1,433)       (3,268)       (2,504)
                                               -------      -------      --------      --------
NET INCOME                                     $ 2,901      $ 2,243      $  5,445      $  3,917
                                               -------      -------      --------      --------
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE:
    PRIMARY                                    $  0.25      $  0.20      $   0.47      $   0.35
                                               -------      -------      --------      --------

    FULLY DILUTED                              $  0.25      $  0.20      $   0.47      $   0.35
                                               -------      -------      --------      --------

CASH DIVIDENDS PER COMMON SHARE                $ 0.030      $ 0.015      $  0.060      $  0.030
                                               -------      -------      --------      --------

The accompanying notes to the consolidated financial statements are an integral part of this statement.

Pacific Scientific Company
Consolidated Statements of Cash Flows (unaudited, in thousands)

                                                                    SIX MONTHS ENDED
                                                              ----------      ----------
                                                               JUNE 30          JULY 1
                                                                 1995            1994
                                                              ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $    5,445      $    3,917
  Depreciation and amortization                                   5,455           5,731
  Deferred income taxes                                             120               0
  Decrease in accrued employee benefit plan liabilities            (428)           (222)
  Loss on disposal of property                                       11              91
  Effect on cash of changes in assets and liabilities,
    net of the effects of business acquisitions:
     Trade receivables                                             (639)         (1,252)
     Inventories                                                 (1,421)         (4,156)
     Other current assets                                          (794)            (80)
     Accounts payable                                             2,227          (1,000)
     Accrued employee compensation and benefits                     201             510
     Other current liabilities                                     (516)           (129)
                                                              ----------      ----------
     Net cash flows from operating activities                     9,661           3,410
                                                              ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for business acquisitions, net of cash acquired      (11,625)         (1,290)
  Purchases of property                                          (7,851)         (4,766)
  Decrease in short-term investments                                323               2
  Decrease (increase) in restricted cash and other assets        (1,277)            231
                                                              ----------      ----------
     Net cash flows from investing activities                   (20,430)         (5,823)
                                                              ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of convertible subordinated debentures                    (5)              0
  Issuance (repayments) of short-term debt                          300          (1,250)
  Issuance of long-term debt                                     13,125           4,250
  Cash dividends on common stock                                   (659)           (326)
  Issuances of common stock                                         514             585
                                                              ----------      ----------
     Net cash flows from financing activities                    13,275           3,259
                                                              ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES                                    (122)              0
                                                              ----------      ----------
NET INCREASE IN CASH                                              2,384             846

CASH, Beginning of Period                                         1,655           2,081
                                                              ----------      ----------
CASH, End of Period                                          $    4,039      $    2,927
                                                              ----------      ----------

  The accompanying notes to consolidated financial statements are an integral part of this statement.

Pacific Scientific Company, Notes to Consolidated Financial Statements


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


                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                        --------------------------        --------------------------
                                         June 30,         July 1,          June 30,         July 1,
         PRIMARY                           1995            1994              1995            1994
         -------                        ----------      ----------        ----------      ----------
         AVERAGE NUMBER OF
         SHARES OUTSTANDING             10,994,874      10,845,472        10,984,109      10,830,484

         AVERAGE NUMBER OF
         SHARES ASSUMING EXERCISE
         OF DILUTIVE EMPLOYEE
         STOCK OPTIONS                     476,581         322,238           489,824         318,814
                                        ----------      ----------        ----------      ----------

         COMMON AND COMMON
         EQUIVALENT SHARES              11,471,455      11,167,710        11,473,933      11,149,298
                                        ==========      ==========        ==========      ==========


                                        FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                        ---------------------------       --------------------------
                                          June 30,        July 1,         June 30,         July 1,
         FULLY DILUTED                      1995           1994             1995            1994
         -------------                  ----------      ----------        ----------      ----------
         AVERAGE NUMBER OF
         SHARES OUTSTANDING             10,994,874      10,845,472        10,984,109      10,830,484

         CONVERTIBLE DEBENTURES            909,526          ---              909,564          ---

         AVERAGE NUMBER OF
         SHARES ASSUMING EXERCISE
         OF DILUTIVE EMPLOYEE
         STOCK OPTIONS                     476,677         324,036           479,284         329,996
                                        ----------      ----------        ----------      ----------

         COMMON AND COMMON
         EQUIVALENT SHARES              12,381,077      11,169,508*       12,372,957      11,160,480*
                                        ==========      ==========        ==========      ==========


           *The computation of fully diluted shares for the periods ended July 1, 1994 is antidilutive and accordingly was not included in the computation of earnings per share.

           NOTE: The Company has outstanding convertible subordinated debentures. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals.


3)         RECLASSIFICATIONS

           Certain reclassifications have been made to the 1994 amounts to conform to the 1995 financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Second Quarter 1995 vs. Second Quarter 1994


Net sales were $68,893,000 in the second quarter of 1995, a 20% or $11,705,000 increase in sales over the same period in the prior year. Second quarter sales in the Electrical Equipment segment were $52,155,000, a 31% or $12,337,000 increase over the same period of the prior year. The acquisitions of Royce Thompson Ltd. in the second quarter of 1994 and Eduard Bautz GmbH in the first quarter of 1995 accounted for $6,626,000 of the increase in sales of the Electrical Equipment segment. The sales from the Safety Equipment segment were $16,738,000, a 4% or $632,000 decrease compared to the same period of the prior year.

Gross margin on sales increased $4,211,000 to 33% of sales in the second quarter of 1995 from 32% in the prior year reflecting improved margins mainly within the Automation Technology Group. Selling, general and administrative expenses were less than 20% of sales in the second quarter of 1995. This was a decline from approximately 21% in the same period of the prior year reflecting control of expenses and the economics of scale associated with the higher sales base. Research and development expenses increased $1,159,000 or 52% in the second quarter of 1995 over the same period in the prior year. R&D expenses are now equal to 4.9% of sales reflecting continued emphasis on new product development which should accelerate future growth in sales.

Interest and Other (Net) increased $412,000 in the current quarter compared to the second quarter of 1994 due to a combination of higher borrowings caused principally by the acquisition of Eduard Bautz GmbH and by the 1.0% higher average rate of interest being paid on the amount borrowed.

Income before taxes increased 26% due to a 20% increase in sales and control of operating expenses. Pre-tax income was effected by $1,424,000 of additional income from acquisitions and approximately $825,000 of additional expense due to increasing R&D expenses as a percentage of sales.

The estimated annual effective tax rate for 1995 is 37.5% as compared to the prior year's effective rate of 39% for the second quarter.

Net income of $0.25 per share in 1995 compares to $0.20 per share in the second quarter of 1994. The 1994 earnings reflect the 2 for 1 stock split effective December 16, 1994. In addition to the stock split, the remaining increase in the number of shares is accounted for by the exercise of employee stock options and the effect of options outstanding at stock prices below the current market price.

Total orders received in the second quarter of 1995 were $69,644,000, up 18% from the prior year. Orders for the Electrical Equipment segment during the second quarter totaled $54,750,000, up 27% while orders for the Safety Equipment segment totaled $14,894,000, down 6% as compared to the same quarter of the prior year. The decline in Safety Equipment orders is due to both delays and reductions in procurement by the military and the aerospace industry. Orders for spare parts from the worldwide airline industry increased compared to the prior year.

The backlog of orders at June 30, 1995 and July 1, 1994 was $93,851,000 and 96,709,000, respectively. As the ratio of sales between Electrical Equipment and Safety Equipment increases, backlog is expected to be a less significant indication of future business due to the shorter delivery cycle of Electrical Equipment. In the just completed quarter, sales of Electrical Equipment equaled 75.7% of total sales as compared to 69.6% in the same quarter of the prior year.

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


Six Months Comparison - First Half 1995 vs. First Half 1994

Net sales were $133,737,000 in the first half of 1995, a 23% or $24,964,000 increase in sales over the same period in the prior year. First half sales in the Electrical Equipment segment were $101,110,000, a 31% or $24,062,000 increase over the same period of the prior year. The acquisitions of Royce Thompson Ltd. in the second quarter of 1994 and Eduard Bautz GmbH in the first quarter of 1995 accounted for $11,462,000 of the increase in sales of the Electrical Equipment segment. The sales from the Safety Equipment segment were $32,627,000, a 3% or $902,000 increase compared to the same six month period of the prior year.

Gross margin on sales increased $8,101,000 to 32% of sales in the first half of 1995 compared to the prior year reflecting improved margins mainly within the Automation Technology Group.

Selling, general and administrative expenses were less than 20% of sales the first half of 1995. This is a decline from approximately 21% in the same period of the prior year reflecting control of expenses and the economics of scale associated with the higher sales base.

Research and development expenses increased $1,943,000 or 45% in the first half of 1995 over the same period in the prior year. R&D expenses are equal to 4.7% of the six month sales reflecting continued emphasis on new product development.

Income before taxes increased 36% primarily due to a 23% increase in sales and control of operating expenses. Pre-Tax income was affected by $2,603,000 of additional income from acquisitions and approximately $950,000 of additional expenses due to increased R&D expenses as a percent of sales.

The estimated annual effective tax rate for 1995 is 37.5% as compared to the prior year's effective rate of 39% for the first half.

Net income of $0.47 per share in 1995 compares to $0.35 per share in the first half of 1994. The 1994 earnings reflect the 2 for 1 stock split effective December 16, 1994. In addition to the stock split, the remaining increase in the number of shares is accounted for by the exercise of employee stock options and the effect of options outstanding at stock prices below the current market price.

Orders for the Electrical Equipment segment during the first half totaled $106,888,000 up 30% while total orders received in the first half of 1995 total $136,647,000, up 20% from the prior year.

Orders for the Safety Equipment segment totaled $29,759,000 down 6% as compared to the same period of the prior year. The decline in Safety Equipment orders is due to both delays and reductions in procurement by the military and the aerospace industry. Orders for spare parts from the worldwide airline industry increased compared to the prior year.

Financial Position and Liquidity

Debt less cash, restricted cash, and short-term investments was $47,820,000 at the end of the first six months in 1995 as compared to the $41,380,000 in the same period of the prior year. This increase of $6,440,000 resulted principally from the acquisition of Eduard Bautz, GmbH at the beginning of 1995.

Operations provided cash of $9,661,000 in the first six months of 1995 as compared to $3,410,000 in the same period of the prior year.

The increase in cash flow from operations is primarily due to:

           Increase in accounts payables                                      $3,227,000

           Decrease in inventories                                             2,735,000
           Increase in income                                                  1,528,000
           Other                                                              (1,239,000)
                                                                              ----------

              Increase in Cash Flow from Operating Activities                 $6,251,000
                                                                              ==========

The Company's working capital was $62,936,000 on June 30, 1995 for a current ratio of 2.7:1. On July 1, 1994 working capital was $57,416,000.

At the end of the second quarter of 1995, the Company had unused lines of credit of $20.9 million.

The Company believes that internally generated funds will provide sufficient capital resources to finance operations, fund planned capital expenditures, pay interest and dividends on outstanding debt and common stock, and reduce outstanding debt.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters of a Vote of Security Holders

         At the annual meeting of the Company's stockholders held on April 26, 1995, the stockholders approved (a) the amendment of the Company's Restated Articles of Incorporation to increase the authorized number of shares of common stock from 15,000,000 to 30,000,000, by a vote of 8,003,000 shares in favor, 1,131,943 against or withheld, 210,285 abstentions and 0 broker non-votes; and (b) the Company's 1995 Stock Option Plan (incorporated herein by reference to the Company's proxy statement filed March 16, 1995), by a vote of 5,386,431 shares in favor, 1,370,533 against or withheld, 187,718 abstentions and 2,401,327 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         3(i)    Articles of Incorporation.

         3(ii)   Bylaws

         22(a)   Pacific Scientific Company 1995 Stock Option Plan. (1)

         22(b) Amendment to Article Fourth of the Registrant's Restated Articles of Incorporation which increased the authorized number of shares of the Registrant from 15 million to 30 million. (1)

         Reports on Form 8-K:

         None



__________________________________________________

(1) Incorporated by reference to Registrant's Proxy Statement filed March 16, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant





By:    /s/ Richard V. Plat
      ------------------------------
         Richard V. Plat
         Executive Vice President




Date:    July 28, 1995