Form 10-Q
period 1995-09-29
PACIFIC SCIENTIFIC CO
filed 1995-11-13
CIK 75608

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
-----------------------------------------------------------------
                               FORM 10-Q

  /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended September 29, 1995, or

  / /   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from          to
                                       --------    --------

                     -----------------------------
                     Commission File Number 1-7744
                     -----------------------------

                      PACIFIC SCIENTIFIC COMPANY
        (Exact name of Registrant as specified in its charter)

                              94-0744970
                       (IRS Employer ID Number)

                               CALIFORNIA
    (State or other jurisdiction of incorporation or organization)

                  620 Newport Center Drive, Suite 700
                       Newport Beach, California
               (Address of principal executive offices)

                                 92660
                              (Zip Code)

                             714/720-1714
         (Registrant's telephone number, including area code)

                            NOT APPLICABLE
                (Former name, address and fiscal year,
                     if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  /X/         No  / /

          Shares outstanding of the Registrant's common stock
                       as of September 29, 1995
                              11,022,702

                                 CLASS
                     Common Stock, $1.00 par value

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
---------------------------------------------------------------------------
                                            SEPTEMBER 29,     SEPTEMBER 30,
                                                1995              1994
                                            -------------     -------------
                                             (unaudited)

ASSETS
------
CURRENT ASSETS:
    Cash....................................   $  3,522          $  1,655
    Short-term investments .................      1,434             1,758
    Trade receivables (less allowance
      for doubtful accounts of $1,736
      and $929, respectively) ..............     47,960            43,435
    Inventories, lower of cost
      (principally average) or market:
        Finished goods .....................      4,289             4,263
        Work-in-progress ...................     14,420            11,866
        Raw materials and purchased parts ..     28,275            21,151
    Deferred income taxes ..................      4,085             4,205
    Other current assets ...................      2,498             2,100
                                              -----------       -----------
      Total Current Assets .................    106,483            90,433
                                              -----------       -----------
PROPERTY AT COST:
    Land and buildings .....................     13,404            13,187
    Machinery and equipment ................     82,787            70,630
                                              -----------       -----------
      Total Property .......................     96,191            83,817
    Less accumulated depreciation ..........     57,904            52,649
                                              -----------       -----------
      Net Property .........................     38,287            31,168
                                              -----------       -----------
RESTRICTED CASH ............................      6,143             6,071
NOTE RECEIVABLE ............................        851               711
PROPERTY HELD FOR SALE .....................      3,300             3,300
NOTES, PATENTS AND OTHER ...................      8,761             8,272
EXCESS OF COST OVER NET ASSETS ACQUIRED ....     40,121            32,714
                                              -----------       -----------
    TOTAL ASSETS ...........................   $203,946          $172,669
                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings ..................   $  4,500          $  3,700
    Accounts payable .......................     18,606            15,826
    Accrued employee compensation & benefits      6,518             5,717
    Note payable for business acquisition ..      2,225                 0
    Other current liabilities ..............      3,916             9,904
                                              -----------       -----------
      Total Current Liabilities ............     35,765            35,147
                                              -----------       -----------
BANK BORROWING .............................     42,009            19,400
CONVERTIBLE SUBORDINATED DEBENTURES ........     17,246            17,286
INDUSTRIAL DEVELOPMENT BONDS ...............      5,625             5,625
OTHER LONG-TERM LIABILITIES ................      4,531             4,073
                                              -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value .............     11,023            10,939
    Additional paid-in-capital .............      1,367               727
    Currency translation adjustment ........       (405)                0
    Retained earnings ......................     86,785            79,472
                                              -----------       -----------
      Total Stockholders' Equity ...........     98,770            91,138
                                              -----------       -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY ...................   $203,946          $172,669
                                              ===========       ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)
---------------------------------------------------------------------------

                                   QUARTER ENDED           YEAR-TO-DATE
                                --------------------    --------------------
                                 SEPT 29,   SEPT 30,     SEPT 29,   SEPT 30,
                                   1995       1994         1995       1994
                                ---------  ---------    ---------  ---------

SALES:
  Electrical Equipment ........  $49,043    $43,739     $150,153   $120,787
  Safety Equipment.............   17,202     16,101       49,829     47,826
                                ---------  ---------    ---------  ---------
    Total Sales ...............   66,245     59,840      199,982    168,613
COST OF SALES .................   43,625     40,033      134,812    114,357
                                ---------  ---------    ---------  ---------
  Gross Profit ................   22,620     19,807       65,170     54,256
                                ---------  ---------    ---------  ---------
EXPENSES:
  Selling and marketing .......    7,342      6,175       21,365     17,980
  General and administration ..    6,404      6,123       18,579     16,852
  Research and development ....    3,597      3,128        9,897      7,485
                                ---------  ---------    ---------  ---------
    Total Expenses ............   17,343     15,426       49,841     42,317
                                ---------  ---------    ---------  ---------
OPERATING INCOME ..............    5,277      4,381       15,329     11,939

INTEREST AND OTHER (Net) ......     (705)      (470)      (2,044)    (1,607)
                                ---------  ---------    ---------  ---------
INCOME BEFORE
INCOME TAX PROVISION ..........    4,572      3,911       13,285     10,332

INCOME TAX PROVISION ..........   (1,714)    (1,629)      (4,982)    (4,133)
                                ---------  ---------    ---------  ---------
NET INCOME ....................  $ 2,858    $ 2,282      $ 8,303    $ 6,199
                                =========  =========    =========  =========

EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE ...    $0.25      $0.21        $0.72      $0.56
                                =========  =========    =========  =========

CASH DIVIDENDS PER COMMON SHARE    $0.030     $0.015       $0.090     $0.045
                                =========  =========    =========  =========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
----------------------------------------------------------------------------

                                                  NINE MONTHS ENDED
                                           --------------------------------
                                           SEPTEMBER 29,      SEPTEMBER 30,
                                               1995               1994
                                           -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..........................      $ 8,303            $ 6,199
    Depreciation and amortization .......        8,065              8,680
    Deferred income taxes ...............          120                  0
    Decrease in accrued employee
      benefit plan liabilities ..........       (1,543)            (1,172)
    Los on disposal of property .........           59                190

    Effect on cash of changes in assets
    and liabilities, net of the effects
    of business acquisition:
      Trade receivables .................       (1,856)            (2,925)
      Inventories .......................       (6,316)            (4,759)
      Other current assets ..............         (351)              (505)
      Accounts payable ..................        1,561               (280)
      Accrued employee
        compensation and benefits .......          796                760
      Other current liabilities .........       (3,641)             1,603

    Net cash flows
    from operating activities ...........        5,197              7,791



CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for business acquisitions,
      net of cash acquired ..............      (11,949)            (1,410)
    Purchases of property ...............      (13,051)            (6,544)
    Decrease (increase)
      in short-term investments .........          324               (197)
    Increase in restricted
      cash and other assets .............       (1,352)              (160)

    Net cash flows form
      investing activities ..............      (26,028)            (8,311)



CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of convertible
      subordinated debentures ...........          (40)                 0
    Issuance (repayments)
      of short-term debt ................          800             (1,250)
    Issuance of long-term debt ..........       22,609              1,950
    Cash dividends on common stock ......         (990)              (489)
    Issuances of common stock ...........          724                865

    Net cash flows from
      financing activities ..............       23,103              1,076


EFFECT OF EXCHANGE RATE CHANGES .........         (405)                 0

NET INCREASE IN CASH ....................        1,867                556

CASH, Beginning of Period ...............        1,655              2,081

CASH, End of Period .....................      $ 3,522            $ 2,637
                                            ============       ============



The accompanying notes to consolidated financial statements are an integral part of this statement.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                    --------------------------    -------------------------
                      SEPT 29,      SEPT 30,       SEPT 29,      SEPT 30,
                        1995          1994           1995          1994
                     ----------    ----------     ----------    ----------

PRIMARY
-------

AVERAGE NUMBER OF
SHARES OUTSTANDING   11,016,163    10,880,528     10,995,465    10,847,164

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           555,357       305,900        510,714       314,488

COMMON AND COMMON
EQUIVALENT SHARES    11,571,520    11,186,428     11,506,179    11,161,652
                     ==========    ==========     ==========    ==========

----------------------------------------------------------------------------

                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                    --------------------------    -------------------------
                      SEPT 29,      SEPT 30,       SEPT 29,      SEPT 30,
                        1995          1994           1995          1994
                     ----------    ----------     ----------    ----------

FULLY DILUTED
-------------

AVERAGE NUMBER OF
SHARES OUTSTANDING   11,016,163    10,880,528     10,995,465    10,847,164

CONVERTIBLE
DEBENTURES              908,798          ---*        909,308          ---*

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           585,510       347,678        597,176       361,688

COMMON AND COMMON
EQUIVALENT SHARES    12,510,471    11,228,206     12,501,949    11,208,854
                     ==========    ==========     ==========    ==========


*NOTE: The Company has outstanding convertible subordinated debentures issued April 26, 1983. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals for the periods ended September 30, 1994.



3)    RECLASSIFICATIONS

      Certain reclassifications have been made to the 1994 amounts to conform to the 1995 financial statement presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THIRD QUARTER 1995 VS. THIRD QUARTER 1994
-----------------------------------------

Net sales were $66,245,000 in the third quarter of 1995, an 11% or $6,405,000 increase in sales over the same period in the prior year. Third quarter sales in the Electrical Equipment segment were $49,043,000, a 12% or $5,304,000 increase over the same period of the prior year. The acquisition of Eduard Bautz GmbH in the first quarter of 1995 accounted for $5,153,000 of the increase in sales of the Electrical Equipment segment. Sales of aerospace generators declined $2,200,000 during the third quarter of 1995 compared to the same period in 1994. This decline is due to the completion of a contract to produce generators and power supplies for the Mark-48 weapon system. A quarterly decline in sales was also experienced in products for the electric utility industry. However, the Company does not believe this decline represents a trend and continues to expect a long term growth in this product line and all other product lines within the Electric Equipment segment.

The sales from the Safety Equipment segment were $17,202,000, a 7% or $1,101,000 increase compared to the same period of the prior year.

Gross margin on sales increased $2,813,000 to 34.1% of sales in the third quarter of 1995 from 33.l% in the prior year reflecting improved margins mainly within the Automation Technology Group. Selling, general and administrative expenses were less than 21% of sales in the third quarter of 1995. This was approximately the same percentage as in the same period of the prior year.

Research and development expenses increased $469,000 or 15% in the third quarter of 1995 over the same period in the prior year.
R&D expenses are now equal to 5.4% of sales reflecting continued emphasis on new product development.

Interest and Other (Net) increased $235,000 in the current quarter compared to the third quarter of 1994 due primarily to higher borrowings resulting from acquisitions and the funding of the startup and capital requirements of the Solium subsidiary. The average rate of interest paid on the bank debt during the third quarter of 1995 was 6.1%.

Income before taxes increased 17% due to an 11% increase in sales, improvements in gross margins, and control of operating expenses.

The estimated annual effective tax rate for 1995 is 37.5% as compared to the prior year's effective rate of 41.7% for the third quarter.

Net income was improved during the third quarter of 1995 by approximately $600,000 due to acquisition of Eduard Bautz, GmbH and reduced by an equal amount due to development, production startup and product introduction expenses at the Solium subsidiary. Net income of $0.25 per share in 1995 compares to $0.21 per share in the third quarter of 1994. The 1994 earnings reflect the 2 for 1 stock split effective December 16, 1994. In addition to the stock split, the remaining increase in the number of shares used in calculations of earnings per share is accounted for by the exercise of employee stock options and the effect of options outstanding at stock prices below the current market price.

Total orders received in the third quarter of 1995 were $70,254,000, up 26% from the prior year and the backlog at the end of the quarter was $97,860,000. Orders for the Electrical Equipment segment during the third quarter totaled $51,303,000, up 20% while orders for the Safety Equipment segment totaled $18,951,000, up 44% as compared to the same quarter of the prior year. The Safety Equipment segment received several significant orders from the manufacturers of commercial aircraft and defense products which accounts for the increased level of bookings.

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


NINE MONTHS COMPARISON
FIRST NINE MONTHS 1995 VS. FIRST NINE MONTHS 1994
-------------------------------------------------

Net sales were $199,982,000 in the first nine months of 1995, a 19% or $31,369,000 increase in sales over the same period in the prior year. First nine months sales in the Electrical Equipment segment were $150,153,000, a 24% or $29,366,000 increase over the same period of the prior year. The acquisitions of Royce Thompson Ltd. in the second quarter of 1994 and Eduard Bautz GmbH in the first quarter of 1995 accounted for $16,659,000 of the increase in sales of the Electrical Equipment segment. During the nine month period, sales of aerospace generators declined $3,400,000 due to the completion of the contract to produce generators and power supplies for the Mark-48 weapon system.

The sales from the Safety Equipment segment were $49,829,000, a 4% or $2,003,000 increase compared to the same nine month period of the prior year.

Gross margin on sales increased $10,914,000 to 32.6% of sales in the first nine months of 1995 compared to 32.2% in the prior year reflecting improved margins mainly within the Automation Technology Group. Selling, general and administrative expenses were less than 20% of sales the first nine months of 1995. This is a decline from approximately 20.7% in the same period of the prior year reflecting control of expenses and the economies of scale associated with the higher sales base.

Research and development expenses increased $2,412,000 or 32% in the first nine months of 1995 over the same period in the prior year. R&D expenses are equal to 4.9% of the first nine months sales reflecting continued emphasis on new product development.

Interest and Other (Net) increased for the first nine months of 1995 by $437,000 compared to the same period in the prior year due primarily to higher borrowings resulting from acquisitions and the funding of the startup and capital requirements of the Solium subsidiary. The average rate of interest paid on bank debt during the first nine months of 1995 was 6.9%.

Income before taxes increased 29% primarily due to a 19% increase in sales, improved gross margins, and control of operating expenses.

The estimated annual effective tax rate for 1995 is 37.5% as compared to the prior year's effective rate of 40% for the first nine months.

Net income of $0.72 per share in 1995 compares to $0.56 per share in the first nine months of 1994. Net income was improved during 1995 by $1,800,000 due to acquisitions and reduced by approximately $800,000 due to development, production startup and product introduction expenses of the Solium subsidiary. The 1994 earnings reflect the 2 for 1 stock split effective December 16, 1994. In addition to the stock split, the remaining increase in the number of shares used in calculations of earnings per share is accounted for by the exercise of employee stock options and the effect of options outstanding at stock prices below the current market price.

Orders for the Electrical Equipment segment during the first nine months totaled $158,188,000 up 27% while total orders received in the first nine months of 1995 total $206,901,000, up 22% from the prior year.

Orders for the Safety Equipment segment totaled $48,714,000 up 9% as compared to the same period of the prior year. The increase in Safety Equipment orders is due to significant orders received from manufacturers of commercial aircraft and defense products.


FINANCIAL POSITION AND LIQUIDITY
--------------------------------

Debt less cash, restricted cash, and short-term investments was $53,781,000 at the end of the first nine months in 1995 as compared to the $35,172,000 in the same period of the prior year. This increase of $18,609,000 resulted principally from the cost of acquisitions, increased capital expenditures, startup and capital equipment for the new Solium subsidiary, and increased working capital to support the increased level of sales.

Operations provided cash of $5,197,000 in the first nine months of 1995 as compared to $7,791,000 in the same period of the prior year.

The decrease in cash flow from operations is primarily due to:


    Decrease in other
    current liabilities..........................  $(2,815,000)


    Final payment due to prior owners of
    High Yield Technology, acquired in 1990......   (2,429,000)

    Increase in income...........................    2,104,000
    Other........................................      546,000
                                                   ------------
    Decrease in Cash Flow
    from Operating Activities....................  $(2,594,000)
                                                   ============


The Company's working capital was $70,718,000 on September 29,
1995 for a current ratio of 3.0:1. On September 30, 1994 working capital was $57,174,000.

As of September 29, 1995, the Company had approximately $2,128,000 of outstanding foreign exchange contracts in which foreign currencies could be purchased, and approximately $12,136,000 in which foreign currencies could be sold. At the end of September, 1995, approximately 85% or approximately $12,136,000 of outstanding foreign exchange contracts served to hedge assets and liabilities; approximately 15% or approximately $2,128,000 hedged from purchase commitments.

At the end of the third quarter of 1995, the Company had unused lines of credit of $16,300,000.

The Company believes that internally generated funds will provide sufficient capital resources to finance operations, fund planned capital expenditures, and pay interest and dividends on outstanding debt and common stock.

ACQUISITION DISCUSSIONS
-----------------------

The Registrant is in negotiations to acquire a company which would become part of the Electrical Equipment segment. Due to the uncertainties of negotiations and requirement for approval of governmental agencies, there is no assurance this acquisition will be completed. Should the acquisition be completed, it is expected that between 800,000 and 1,150,000 shares of the Registrant's common stock would be issued in exchange for all the outstanding shares of the acquired company. Currently, it is planned that the acquisition would be accounted for as a pooling of interests and completed before the end of FY 1995.



PART II - OTHER INFORMATION

None



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant





By:            /s/   Richard V. Plat
        ---------------------------------------
        Richard V. Plat
        Executive Vice President




Date:           November 10, 1995
        ----------------------------------------