Form 10-K/A
period 1994-12-30
PACIFIC SCIENTIFIC CO
filed 1995-11-30
CIK 75608

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              -----------
                              FORM 10-K/A
                              -----------

      (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Fiscal Year Ended December 30, 1994
                                  OR
      ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ------ to -------

                      --------------------------
                      Commission File No. 1-7744
                      --------------------------

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

      Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
          -------------------                   -----------------------
Common Stock, par value $1.00 per share         New York Stock Exchange
7-3/4% Convertible Subordinated Debentures      New York Stock Exchange
          due June 15, 2003

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  (X)      No
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


                  The Exhibit Index begins on Page 16