Form 10-K405/A
period 1994-12-30
PACIFIC SCIENTIFIC CO
filed 1995-12-08
CIK 75608

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                 FORM 10-K/A
                               ----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Fiscal Year Ended December 30, 1994

                               OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to ______________

                               ----------------
                          Commission File No. 1-7744
                               ----------------

                          PACIFIC SCIENTIFIC COMPANY
            (Exact name of registrant as specified in its charter)


              CALIFORNIA                                         94-0744970
     (State or Other Jurisdiction                             (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)


  620 Newport Center Drive, Suite 700                              92660
      Newport Beach, California                                  (Zip Code)
(Address of Principal Executive Offices)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]   No
                                                 -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

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