Form 10-K
period 1995-12-29
PACIFIC SCIENTIFIC CO
filed 1996-03-14
CIK 75608

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the FISCAL YEAR ENDED DECEMBER 29, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
       __________

                           COMMISSION FILE NO. 1-7744

                           PACIFIC SCIENTIFIC COMPANY
             (Exact name of registrant as specified in its charter)

                                   CALIFORNIA
         (State or other jurisdiction of incorporation or organization)

                                   94-0744970
                      (I.R.S. Employer Identification No.)

  620 NEWPORT CENTER DRIVE, SUITE 700
       NEWPORT BEACH, CALIFORNIA                                  92660
(Address of Principal Executive Offices)                        (Zip Code)

                                 (714) 720-1714
              (Registrant's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of Each Exchange
               Title of Each Class                    on Which Registered
               -------------------                   ---------------------
     COMMON STOCK, PAR VALUE $1.00 PER SHARE        NEW YORK STOCK EXCHANGE
         7-3/4% CONVERTIBLE SUBORDINATED
          DEBENTURES DUE JUNE 15, 2003              NEW YORK STOCK EXCHANGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $22.50 per share, which was the last sale price on the New York Stock Exchange on March 1, 1996, was $273,117,555.

As of March 1, 1996, there were 12,138,558 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal year ended December 29, 1995 (only specific portions of which are incorporated by reference in Parts I and II); definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the 1996 Annual Meeting of Stockholders (incorporated by reference in Part
III).

PART I

ITEM 1 BUSINESS

GENERAL DESCRIPTION OF BUSINESS

Pacific Scientific Company ("Registrant" or the "Company") was incorporated in California in 1937 as successor to a company in business since 1919. It has used the name Pacific Scientific Company since 1923. Registrant's business is manufacturing and selling the products of its two segments, Electrical Equipment and Safety Equipment.

Financial information about industry segments is presented on Page 28 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ELECTRICAL EQUIPMENT

The Electrical Equipment segment produces: 1) electric motors and generators and related motion control devices such as controllers and drives, 2) electro-mechanical and electronic controls for use mainly by electric utilities including the controls for street and highway lighting, 3) electronic instruments and 4) electronic ballasts for fluorescent lights. The products are predominantly proprietary and, once designed, tend to be produced in quantity and sold based on unique specifications. After receipt of an order, deliveries are usually made within a relatively short period of time, ranging from one day to several weeks. The production process typically involves the fabrication of special components and the assembly of components produced by other suppliers. Fabrication processes include cutting, stamping, machining, winding, molding, soldering, welding, annealing and painting. Products are sold both to end-users and to original equipment manufacturers.

The various operating divisions and wholly-owned subsidiaries of Registrant, under the Electrical Equipment segment are organized as follows:

AUTOMATION TECHNOLOGY GROUP                 INSTRUMENTS GROUP
    Motor Products Division                     Hiac/Royco Division
    Motion Technology Division                  High Yield Technology, Inc.
    Eduard Bautz GmbH                           Met One, Inc.
    Powertec Industrial Corporation             Pacific Scientific GmbH
    Automation Intelligence, Inc.               Pacific Scientific Ltd.
    Wermex Corporation                          Pacific Scientific S.A.R.L.
    Bobinas del Sur                             Pacific Scientific Service Corp.

FISHER PIERCE DIVISION                      SOLIUM INC.
    Royce Thompson Ltd.

ELECTRO KINETICS DIVISION

SAFETY EQUIPMENT

The Safety Equipment segment produces: 1) fire detection and suppression equipment, 2) personnel safety restraints, 3) mechanical and electro-mechanical flight control components, 4) pyrotechnics and 5) provides service for products already delivered to customers. These products are used mainly in commercial and military aircraft and vehicles, but are also used in a variety of other commercial and industrial applications. In most cases, the Registrant's products are reconfigured to meet specific customer needs. The Registrant generally receives long-term purchase orders but also responds to spot buyers, particularly for spare parts. Manufacturing typically involves processes such as cutting, machining, welding, mixing, blending and sewing, with some assembly of components produced by other suppliers. Products in this segment are sold to end-users and original equipment manufacturers.

The various operating divisions and wholly-owned subsidiaries of Registrant, under the Safety Equipment segment, are organized as follows:

HTL/KIN-TECH DIVISION
       Pacific Scientific Ltd.

ENERGY DYNAMICS DIVISION


ACQUISITIONS

Effective December 29, 1995, the Registrant acquired Met One, Inc., a privately-held company, in an exchange of approximately 983,000 shares of the Registrant's common stock which had an approximate market value of $27.1 million. Met One produces instruments that detect, count and measure contaminant particles mainly in air. The Registrant manufactures and sells a similar product line mainly for liquid, vacuum and solids. The merger will allow the Registrant to offer its customers a more comprehensive product line. The merger was accounted for as a pooling of interests, and accordingly, all prior periods have been restated as if Pacific Scientific and Met One had always been one company. In order to obtain federal regulatory approval for the merger, the Registrant agreed to promptly divest its drinking water quality monitoring assets to another company. The terms of any divestiture of the Registrant's drinking water monitoring assets is subject to approval by the Department of Justice. The Registrant's sales of monitors for drinking water quality represent less than one half of one percent of the Registrant's total sales. Until the Registrant has divested its drinking water quality monitoring assets, it will be required to operate Met One as a separate and distinct business, except for consolidation of financial information.

On the first day of fiscal year 1995, the Registrant purchased all the outstanding shares of Eduard Bautz GmbH, located in Weiterstadt, Germany.
Bautz is a German manufacturer of high performance motors and controls. The acquisition was made to expand the prospects for all of the Registrant's electric motors and related products throughout Europe. Europe is a strong market for brushless servo motor systems such as the ones produced by the Registrant. The purchase price was approximately $13,500,000 and resulted in the recognition of excess cost over net assets of acquired businesses of $7,300,000.


SOLIUM(R) PRODUCTS

At the end of the 1995 fiscal year, the Registrant's investment in Solium exceeded $12 million for fixed assets, working capital and operating losses. In 1996 the Registrant anticipates that it will have the production capacity to produce at the rate of up to eight million Solium lighting products per year, depending on the mix and types of products manufactured. To date, the Registrant has not received orders for its Solium products which would fully utilize such capacity. Demand for Solium products will depend on a number of factors, including, but not limited to customer acceptance of the Solium technology, the rate at which customers replace existing lighting products with Solium products and the development and introduction by competitors of alternative competing technologies.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information regarding industry segments is included on page 28 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


EMPLOYEES

Registrant and its subsidiaries employ 2,360 persons as of December 29, 1995. Of these employees, 2,177 are employed in North America, none of which are subject to collective bargaining agreements and the Registrant has never experienced a work stoppage. Management believes that its employee relationships are good.


RESEARCH AND DEVELOPMENT

Research and development is conducted by the Registrant at its various United States divisions for its own account and at some locations for customers on a contract basis. For its own account, Registrant spent $15,750,000, $11,793,000 and $9,911,000 in 1995, 1994 and 1993, respectively. Additional information regarding Research and Development is included in Management's Discussion and Analysis beginning on Page 19 of the Annual Report and incorporated herein by reference in accordance with Rule 12b-23.

MAJOR CUSTOMERS

For the fiscal year ended December 29, 1995, approximately 10% of Registrant's sales were attributable to United States defense contracts, of which 3% were awarded directly by the United States government and 7% through subcontracting procedures. Virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocations process. A material reduction in United States government appropriations for defense programs may have an adverse effect on the Registrant's business, depending on the specific defense programs affected by any such reduction. Currently, the Registrant is not aware of the curtailment or cancellation of any United States defense program, under which Registrant is performing as either a prime contractor or subcontractor, that would have a material adverse effect on the Registrant's business. Government contracts are subject to termination by the government without cause, but in the event of such termination, Registrant would ordinarily be entitled to reasonable compensation for work completed prior to termination.


GOVERNMENT CONTRACTS

The Company's net sales under prime contracts to defense agencies of the U.S. Government were $7,256,000 in 1995, $8,096,000 1994 and $9,471,000 in 1993.
Further information with regard to government contracts is contained in section Major Customers above.


INTERNATIONAL SALES

International sales represented approximately 28% ($80,695,000) in 1995, 21% ($52,652,000) in 1994 and 18% ($37,102,000) in 1993 of Registrant's total sales. In the opinion of Registrant, there is no significant risk attendant to its foreign operations.


MARKETING AND SALES

Marketing and sales activity of the Registrant is assigned to its operating units, groups, divisions and subsidiaries. Generally, customer-related operations are organized by product lines or markets. Markets would be, for example, the semiconductor industry, health sciences or users of fluid power. Within product lines or markets, sales activities are generally organized geographic regions. Selling is through a combination of the Registrant's own sales personnel, sales representatives and distributors in the Americas, Europe, Asia and the Pacific. Where appropriate, the Registrant uses telemarketing. Advertising, direct mail, catalogs and periodic publications support the marketing and sales effort. Trade shows are also used to highlight the Registrant's products. A continued program of technical training is supplied for salespersons, representatives and distributors.

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

Within the Safety Equipment segment, Halon 1301, the fire suppression agent used in all aircraft fire suppression systems, contains chlorofluorocarbon, an ozone depleting chemical. By international agreement, the production of Halon 1301 was discontinued in 1993. In anticipation of the discontinuance of Halon 1301 production, the Registrant introduced TriodideTM and developed a system capable of recovering and recycling Halon 1301. The Registrant has been able to maintain a level of supply for this agent that management believes is adequate to meet near-term demands. It is expected that long-term demands will be satisfied by Triodide. To date, Triodide has not been approved by the United States Federal Aviation Authority or Department of Defense, which approval process could take up to two years. In the meantime, the Registrant is seeking approval from foreign certifying agencies for use of Triodide-based fire suppression systems abroad.


EFFECT OF PATENTS, TRADEMARKS, LICENSES, ETC.

Registrant owns numerous United States and foreign patents expiring at various dates to 2011. Registrant also owns a number of trademarks. Although, in the opinion of the Registrant, these patents and trademarks have been and are expected to be of value, the loss of any single such item or group of related items would not have a material effect on the conduct of the existing business. However, the granting of patents applied for concerning Solium technology could have a significant positive impact on the future growth rate and financial performance of the Company.


BACKLOG

The backlog of unfilled purchase orders, believed by the Registrant to be firm, amounted to $98 million on December 29, 1995, compared with a backlog of $87 million and $93 million at the end of 1994 and 1993, respectively. Registrant considers an unfilled purchase order to be firm when a specific delivery date has been established by the parties. Of the backlog, approximately 80% is expected to be shipped in the current fiscal year. The amount of the Registrant's backlog at any time does not reflect expected revenues for any fiscal period. Additional information concerning backlog is included in Management's Discussion and Analysis on Page 18 of the Annual Report and is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ENVIRONMENTAL COMPLIANCE

In the opinion of Registrant, compliance with existing federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material adverse impact upon the Registrant's financial position, capital expenditures, operating results, competitive position or liquidity of the Registrant and its subsidiaries. The Registrant regularly makes routine capital expenditures for environmental control facilities. For the fiscal year ended December 29, 1995, the Registrant has not incurred any material amount of capital expenditures for environmental control facilities, and for future periods does not expect such capital expenditures to be material to current operations.

Additional information concerning environmental compliance is included in "Management's Discussion and Analysis" on Page 22 and in Note 9 on Page 37 of the Annual Report and incorporated herein by reference in accordance with Rule 12b-23.


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


Electrical Equipment

Electric Motors and Generators

The Registrant's five industrial and commercial motor lines are primarily sold for industrial applications with some motors being used in consumer products. The market for permanent magnet brush-type DC motors is extremely fragmented and none of the three main domestic competitors, Baldor Electric Co., Magnetek, Inc. and Leeson Electric Corporation, has a dominant market share. The emerging market for brushless DC servo motors, drives and controls has many competitors vying for market share in industrial markets, although Registrant believes it has the highest share of the U.S. market (excluding the machine tool area, in which it does not compete). Major competitors in the brushless DC motor market area include Reliance Electric Co., a part of Rockwell International Corporation, Kollmorgen Corporation, Indramat, a division of Rexroth Corporation and Yasakawa Electric America, Inc. The Registrant knows of no competitor that offers a product similar to its Powertec line of high-horsepower variable-speed brushless DC motors and drives. In stepper drives and motors, there are many competitors, with the three largest being Superior Electric Co., a division of Dana Corporation, Oriental Motors USA Corporation and Compumotor, a division of Parker-Hannifin Corporation. The Registrant has a major share of the market for low inertia motors used in applications requiring very fast starting and stopping. The generator product line, for use mainly in aircraft and missiles, has several significant domestic competitors making air cooled generators with output of up to 50kw.

Motion Controls

Motion technology products (control products and drives) are mainly sold in conjunction with Registrant's brushless servo and stepper motor products and they, therefore, have similar competitors. The major competitor in multi-axis system control is Allen- Bradley Company, Inc., a subsidiary of Rockwell International Corporation.


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


Particle Monitoring Instruments

In particle monitoring, Registrant has a leading market position for sensing particulate contamination in liquid, air and vacuum environments. There are at least six direct global competitors for particle monitoring. The major U.S. competitor is PMS, Inc. Registrant is the only supplier of the Optical Production Profiler, a non-destructive quality assurance system that images defects within silicon wafers.


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


ITEM 2 PROPERTIES

The Registrant's executive offices are located in leased office space in Southern California. The Registrant also leases office space and facilities related to product development, domestic marketing and sales and production in various locations throughout the U.S. The Registrant's foreign subsidiaries lease office space for their operations. International production is performed in leased facilities in England and Germany.

The Registrant owns substantially all equipment used in its facilities.

Management believes all manufacturing facilities and manufacturing equipment are adequate, with minor changes and additions, for conducting operations as presently contemplated. To the extent the above referenced leases expire and are not renewed, Registrant believes it has the ability to acquire adequate space for conducting its operations.


ITEM 3 LEGAL PROCEEDINGS

There are no material legal, administrative or judicial proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1995.


Executive Officers

Information regarding the Company's executive officers appears below:

Edgar S. Brower (65)              Chairman of the Board of Directors (since
                                  1990), President, Chief Executive Officer and
                                  Director (since 1985)

Richard V. Plat (66)              Executive Vice President (since 1994) and
                                  Secretary (since 1977)

Steven L. Breitzka (38)           Corporate Vice President (since 1992) and
                                  President, Fisher Pierce Division (since
                                  1994)

Robert L. Day (64)                Corporate Vice President and President,
                                  Energy Dynamics Division (since 1993)

William T. Fejes, Jr. (39)        Corporate Vice President (since 1994) and
                                  President, Automation Technology Group (since
                                  1995)

Richard G. Knoblock (55)          Corporate Vice President (since 1989),
                                  President, Electro Kinetics Division (since
                                  1988) and President, HTL/Kin-Tech Division
                                  (since 1994)

Joseph R. Monkowski (41)          Corporate Vice President and President,
                                  Instruments Group (since 1994)

Ronald B. Nelson (56)             Corporate Vice President and President, Motor
                                  Products Division (since 1990)

John M. Ossenmacher (36)          Corporate Vice President (since 1993) and
                                  President, Solium Inc. (since 1994)

William L. Nothwang (58)          Controller and Assistant Secretary (since
                                  1978)

Peer A. Swan (51)                 Treasurer (since 1982)


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

Mr. Fejes was promoted in 1995 to Corporate Senior Vice President and President of the newly formed Automation Technology Group. Mr. Fejes was promoted to Corporate Vice President and President of the Motion Technology Division in 1994. He has held various management positions with the Company since 1981, except for a brief period in 1985 when he was Product Development Manager for EG&G Torque Systems.

Mr. Knoblock joined the Company in 1988 as President of the Electro-Kinetics Division and was promoted in 1989 to Corporate Vice President. In 1994, Mr. Knoblock was appointed President of the HTL/Kin-Tech Division and will also continue as President of the Electro-Kinetics Division.

Dr. Monkowski was hired in 1994 as Corporate Vice President and President of the Instruments Group. From 1985 to 1994, he was associated with Photon Dynamics, Inc., Lam Research Corporation, Monkowski-Rhine Inc. and Schumacher Company. In these companies, he held various management positions including Division President, Executive Vice President, Chief Technical Officer and Vice President of Research and Development.

Mr. Nelson was hired in 1990 as Corporate Vice President and President of the Motor Products Division. He was General Manager of the Motor Division of Barber Colman Co. from 1982 to 1990.

Mr. Ossenmacher joined the Company in 1992 as Product Line Director for the HTL/Kin-Tech Division. In 1993, he was promoted to Corporate Vice President and President of the Fisher Pierce Division. In 1994, Mr. Ossenmacher was named President of the newly established subsidiary, Solium Inc. Previously, he was with Parker-Hannifin Corporation, where he held various management positions since 1981.

Mr. Nothwang was hired as Corporate Controller in 1978 and later appointed Assistant Secretary.

Mr. Swan was hired in 1977 as Assistant Treasurer and promoted to Treasurer in 1982.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The text and tabular presentations appearing under the captions "Dividends and Quarterly Information" beginning on Page 38 of the Annual Report are incorporated herein by reference in accordance with the provisions of Rule 12b-23. At the end of fiscal 1995, there were 1,508 stockholders of record. The total number of beneficial holders of Registrant's common stock is estimated at approximately 8,500. Registrant's common stock is traded on the New York, Midwest and Pacific Stock Exchanges. See note 2 of the Registrant's notes to consolidated financial statements for information concerning restrictions on the aggregate amount of common stock dividends payable and the repurchase of the registrant's common stock.

ITEM 6 SELECTED FINANCIAL DATA

The material appearing under the caption "Five Year Financial Summary" on Page 17 of the Annual Report is incorporated herein by reference in accordance with the provisions of Rule 12b-23. See note 6 of the Registrant's notes to consolidated financial statements concerning business acquisitions.



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The text under the caption "Management's Discussion and Analysis" appearing on Pages 18 through 22 of the Annual Report is incorporated herein by reference in accordance with the provisions of Rule 12b-23.



ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993 appearing on Pages 24 through 38; the Independent Auditors' Report appearing on Page 23; and Management's Report appearing on Page 16 of the Annual Report are incorporated herein by reference in accordance with the provisions of Rule 12b-23.



ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant has not had disagreements with, nor has the Registrant changed, independent accountants during the past two years.

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's directors and all persons nominated or chosen to become directors, as well as information regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") by the directors, officers and beneficial owners of more than 10% of any class of equity securities of the Registrant, is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of Registrant's fiscal year ended December 29, 1995.

The information regarding executive officers is included in this report following Item 4, under the caption "Executive Officers."



ITEM 11   EXECUTIVE COMPENSATION

The information with respect to executive compensation is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A no later than 120 days after the end of Registrant's fiscal year ended December 29, 1995.



ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information with respect to security ownership of certain beneficial owners and management is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A no later than 120 days after the end of Registrant's fiscal year ended December 29, 1995.



ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information with respect to security ownership of certain beneficial owners and management is incorporated by reference from Registrant's definitive proxy statement to be filed by Registrant with the Commission pursuant to Regulation 14A no later than 120 days after the end of Registrant's fiscal year ended December 29, 1995.

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of the Report:

1      FINANCIAL STATEMENTS

       Consolidated Financial Statements for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993 appearing on Pages 24 through 38; the Independent Auditors' Report appearing on Page 23 and Management's Report appearing on Page 16 of the Annual Report are incorporated herein by reference in accordance with the provisions of Rule 12b-23. With the exception of the pages referred to in the preceding sentence and other information specifically incorporated by reference in this Form 10-K, the Annual Report is not to be deemed filed as part of this report.

2      FINANCIAL STATEMENT SCHEDULE

       Included in 14(a)1 above.

3      EXHIBITS

       3.0 Restated Articles of Incorporation, as amended. Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for period ending June 30, 1995 and filed on July 28, 1995.

       3.1     Bylaws, as amended.

       4.0 Indenture, dated as of April 25, 1983, for Registrant's 7-3/4% Convertible Subordinated Debentures, due 2003. Incorporated by reference to Form S-3 (Registration Statement No. 2-82947) filed April 8, 1983.

       4.1 Registrant's Shareholders Protection Agreement, dated November 7, 1988. Incorporated by reference to Registrant's Form 8-K filed November 22, 1988.

       4.2 Amendment to Registrant's Shareholders Protection Agreement, dated August 22, 1990. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1991.

       10.0 Indenture, dated as of October 1, 1989, for Registrant's California Statewide Communities Development Authority Industrial Development Revenue Bonds, due 2019. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1990.

       10.1 Judgement of Foreclosure and Order of Sale of property at 1350 South State College Blvd., Anaheim, California. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

       10.2 Registrant's 1995 Stock Option Plan.* Incorporated by reference to Registrant's Definitive Proxy Statement filed March 16, 1995.

       10.3 Directors' Retirement Plan.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1988.

       10.4 First Amendment to Directors' Retirement Plan, dated December 8, 1994.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

       10.5 Severance Agreement by and between Registrant and Edgar S. Brower, effective December 27, 1985.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1987.

       10.6 Severance Agreement by and between Registrant and Richard V. Plat, effective May 24, 1983.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1984.

       10.7 Restricted Stock Agreement by and between Registrant and Edgar S. Brower, effective April 23, 1986.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1987.

       10.8 Agreement for the acquisition of certain assets of Royce-Thompson Electric Limited, pursuant to an asset purchase agreement dated April 29, 1994. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

       10.9 Agreement for the acquisition of certain assets of Eduard Bautz GmbH, pursuant to an asset purchase agreement dated December 31, 1994. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

       10.10 Agreement and Plan of Merger dated December 29, 1995, concerning the acquisition of Met One, Inc. Incorporated by reference to Registrant's Form 8-K filed on February 13, 1996.

       10.11 Registration Rights Agreement, dated December 29, 1995. Incorporated by reference to Registrant's Form 8-K filed on February 13, 1996.

       11.0    Computation of Primary Earnings Per Share.

       11.1    Computation of Earnings Per Share Assuming Full Dilution.

       13.0 Annual Report to Stockholders for the fiscal year ended December 29, 1995 (parts not incorporated by reference are not filed herewith).

       21.0 Subsidiaries of the Registrant. Incorporated by reference to "Operational Units" appearing on Page 39 of the Annual Report.

       23.0    Independent Auditors' Consent.

       27.0    Financial Data Schedule.

-------------
* Indicates management contract or compensatory plan or arrangement.


(b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 29, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SCIENTIFIC COMPANY


By    /s/ Richard V. Plat                                   March 13, 1996
     --------------------------------------           --------------------------
     Richard V. Plat
     Executive Vice President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              CAPACITY                   DATE
---------                              --------                   ----
    /s/ Edgar S. Brower                Principal Executive        March 13, 1996
--------------------------------       Officer and Director
Edgar S. Brower

    /s/ Richard V. Plat                Principal Financial        March 13, 1996
--------------------------------       Officer
Richard V. Plat

    /s/ William L. Nothwang            Controller                 March 13, 1996
--------------------------------
William L. Nothwang

   /s/ Walter F. Beran                 Director                   March 13, 1996
--------------------------------
Walter F. Beran

   /s/ Ralph O. Briscoe                Director                   March 13, 1996
--------------------------------
Ralph O. Briscoe

   /s/ Ralph D. Ketchum                Director                   March 13, 1996
--------------------------------
Ralph D. Ketchum

   /s/ William A. Preston              Director                   March 13, 1996
--------------------------------
William A. Preston

   /s/ Millard H. Pryor, Jr.           Director                   March 13, 1996
--------------------------------
Millard H. Pryor, Jr.

   /s/ Thomas P. Stafford              Director                   March 13, 1996
--------------------------------
Thomas P. Stafford

   /s/ Harry W. Todd                   Director                   March 13, 1996
--------------------------------
Harry W. Todd

INDEX TO EXHIBITS

3.0 Restated Articles of Incorporation, as amended. Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for period ending June 30, 1995 and filed on July 28, 1995.

3.1        Bylaws, as amended.

4.0 Indenture, dated as of April 25, 1983, for Registrant's 7-3/4% Convertible Subordinated Debentures, due 2003. Incorporated by reference to Form S-3 (Registration Statement No. 2-82947) filed April 8, 1983.

4.1 Registrant's Shareholders Protection Agreement, dated November 7, 1988. Incorporated by reference to Registrant's Form 8-K filed November 22, 1988.

4.2 Amendment to Registrant's Shareholders Protection Agreement, dated August 22, 1990. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1991.

10.0 Indenture, dated as of October 1, 1989, for Registrant's California Statewide Communities Development Authority Industrial Development Revenue Bonds, due 2019. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1990.

10.1 Judgement of Foreclosure and Order of Sale of property at 1350 South State College Blvd., Anaheim, California. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

10.2 Registrant's 1995 Stock Option Plan.* Incorporated by reference to Registrant's Definitive Proxy Statement filed March 16, 1995.

10.3 Directors' Retirement Plan.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1988.

10.4 First Amendment to Directors' Retirement Plan, dated December 8, 1994.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

10.5 Severance Agreement by and between Registrant and Edgar S. Brower, effective December 27, 1985.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1987.

10.6 Severance Agreement by and between Registrant and Richard V. Plat, effective May 24, 1983.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 1984.

10.7 Restricted Stock Agreement by and between Registrant and Edgar S. Brower, effective April 23, 1986.* Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1987.

10.8 Agreement for the acquisition of certain assets of Royce-Thompson Electric Limited, pursuant to an asset purchase agreement dated April 29, 1994. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

10.9 Agreement for the acquisition of certain assets of Eduard Bautz GmbH, pursuant to an asset purchase agreement dated December 31, 1994. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.

10.10 Agreement and Plan of Merger dated December 29, 1995, concerning the acquisition of Met One, Inc. Incorporated by reference to Registrant's Form 8-K filed on February 13, 1996.

10.11 Registration Rights Agreement, dated December 29, 1995. Incorporated by reference to Registrant's Form 8-K filed on February 13, 1996.

11.0       Computation of Primary Earnings Per Share

11.1       Computation of Earnings Per Share Assuming Full Dilution.

13.0 Annual Report to Stockholders for the fiscal year ended December 29, 1995 (parts not incorporated by reference are not filed herewith).

21.0 Subsidiaries of the Registrant, incorporated by reference to "Operational Units" appearing on Page 39 of the Annual Report.

23.0       Independent Auditors' Consent.

27.0       Financial Data Schedule.

------------
* Indicates management contract or compensatory plan or arrangement.