Form 10-Q
period 1996-03-29
PACIFIC SCIENTIFIC CO
filed 1996-05-06
CIK 75608

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
- -----------------------------------------------------------------
                               FORM 10-Q

  /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 29, 1996, or

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

                       Yes  /X/         No  / /

          Shares outstanding of the Registrant's common stock
                         as of March 29, 1996
                              12,145,451

                                 CLASS
                     Common Stock, $1.00 par value
- -----------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
- ---------------------------------------------------------------------------
                                              MARCH 29,       DECEMBER 29,
                                                1996              1995
                                            -------------     -------------
                                             (unaudited)
ASSETS
- ------
CURRENT ASSETS:
    Cash....................................   $  2,482          $  6,123
    Short-term investments .................      1,443                 0
    Trade receivables (less allowance
      for doubtful accounts of $1,209
      and $1,151, respectively) ............     53,989            52,253
    Inventories, lower of cost
      (principally average) or market:
        Finished goods .....................      6,981             5,102
        Work-in-progress ...................     16,811            15,299
        Raw materials and purchased parts ..     30,637            33,046
    Deferred income taxes ..................      4,970             4,970
    Other current assets ...................      2,952             2,655
                                              -----------       -----------
      Total Current Assets .................    120,265           119,448
                                              -----------       -----------
PROPERTY, AT COST:
    Land and buildings .....................     16,485            15,905
    Machinery and equipment ................     94,772            89,451
                                              -----------       -----------
      Total Property .......................    111,257           105,356
    Less accumulated depreciation ..........     62,810            60,743
                                              -----------       -----------
      Net Property .........................     48,447            44,613
                                              -----------       -----------
RESTRICTED CASH ............................      6,165             6,143
NOTE RECEIVABLE ............................        844               844
PROPERTY HELD FOR SALE .....................      3,300             3,300
NOTES, PATENTS AND OTHER ...................      9,184            11,029
EXCESS OF COST OVER NET ASSETS ACQUIRED ....     39,203            39,641
                                              -----------       -----------
    TOTAL ASSETS ...........................   $227,408          $225,018
                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings ..................   $ 20,024          $ 14,897
    Accounts payable .......................     19,871            19,659
    Accrued employee compensation & benefits      5,723             6,841
    Other current liabilities ..............      2,829             6,627
                                              -----------       -----------
      Total Current Liabilities ............     48,447            48,024
                                              -----------       -----------
BANK BORROWING .............................     40,518            41,050
CONVERTIBLE SUBORDINATED DEBENTURES ........     17,044            17,044
INDUSTRIAL DEVELOPMENT BONDS ...............      5,625             5,625
OTHER LONG-TERM LIABILITIES ................      6,850             6,789
                                              -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value .............     12,146            12,071
    Additional paid-in-capital .............      3,895             3,007
    Currency translation adjustment ........       (313)             (261)
    Notes receivable from shareholders .....       (125)             (125)
    Retained earnings ......................     93,321            91,794
                                              -----------       -----------
      Total Stockholders' Equity ...........    108,924           106,486
                                              -----------       -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY ...................   $227,408          $225,018
                                              ===========       ===========

- ---------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)
- ---------------------------------------------------------------------------
                                                       QUARTER ENDED
                                                   -----------------------
                                                   MARCH 29,     MARCH 31,
                                                     1996          1995
                                                   ---------     ---------

SALES:
  Electrical Equipment ...........................  $55,778       $53,070
  Safety Equipment................................   18,916        15,889
                                                   ---------     ---------
    Total Sales ..................................   74,694        68,959
COST OF SALES ....................................   50,857        46,725
                                                   ---------     ---------
  Gross Profit ...................................   23,837        22,234
                                                   ---------     ---------
EXPENSES:
  Selling and marketing ..........................    8,285         7,456
  General and administration .....................    7,403         6,406
  Research and development .......................    4,020         3,312
                                                   ---------     ---------
    Total Expenses ...............................   19,708        17,174
                                                   ---------     ---------
OPERATING INCOME .................................    4,129         5,060

INTEREST AND OTHER (Net) .........................   (1,079)         (419)
                                                   ---------     ---------
INCOME BEFORE INCOME TAX PROVISION ...............    3,050         4,641

INCOME TAX PROVISION .............................   (1,159)       (1,695)
                                                   ---------     ---------
NET INCOME .......................................  $ 1,891       $ 2,946
                                                   =========     =========

EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE ......................    $0.15         $0.24
                                                   =========     =========

CASH DIVIDENDS PER COMMON SHARE ..................    $0.03         $0.03
                                                   =========     =========



- ---------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
- ----------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                           --------------------------------
                                              MARCH 29,         MARCH 31,
                                                1996              1995
                                             -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................   $ 1,891           $ 2,946
    Depreciation and amortization ...........     2,555             2,819
    Deferred income taxes ...................         0               582
    Decrease (increase) in accrued employee
      benefit plan liabilities ..............        61              (160)
    Loss on disposal of property ............        71                92

    Effect on cash of changes in assets
    and liabilities, net of the effects
    of business acquisition in 1995:
      Trade receivables .....................    (1,736)           (4,585)
      Inventories ...........................      (982)              490
      Other current assets ..................      (297)             (244)
      Accounts payable ......................       212               293
      Accrued employee
        compensation and benefits ...........    (1,118)             (374)
      Other current liabilities .............    (3,798)            5,647
                                             -----------       -----------
    Net cash flows
    from operating activities ...............    (3,141)            7,506
                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for business acquisitions,
      net of cash acquired ..................         0           (11,625)
    Purchases of property ...................    (5,983)           (2,815)
    Increase (decrease)
      in short-term investments .............    (1,443)                0
    Increase (decrease) in restricted
      cash and other assets .................     1,784              (246)
                                             -----------       -----------
    Net cash flows from
      investing activities ..................    (5,642)          (14,686)
                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of convertible
      subordinated debentures ...............         0                (5)
    Issuance of short-term debt .............     5,127               359
    Issuance (repayment) of long-term debt ..      (532)           11,117
    Cash dividends on common stock ..........      (364)             (330)
    Issuances of common stock ...............       963               346
                                             -----------       -----------
    Net cash flows from
      financing activities ..................     5,194            11,487
                                             -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES .............       (52)            1,209
                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH .............    (3,641)            5,516

CASH, Beginning of Period ...................     6,123             1,727
                                             -----------       -----------
CASH, End of Period .........................   $ 2,482           $ 7,243
                                             ===========        ==========


- ---------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

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

                                              For the Three Months Ended
                                           --------------------------------
                                               MARCH 29,         MARCH 31,
                                                 1996              1995
                                             ------------      ------------
PRIMARY
- -------
AVERAGE NUMBER OF SHARES OUTSTANDING          12,109,683        11,956,436

AVERAGE NUMBER OF SHARES ASSUMING
EXERCISE OF DILUTIVE EMPLOYEE STOCK OPTIONS      479,073           513,896

COMMON AND COMMON EQUIVALENT SHARES           12,588,756        12,470,332
- ---------------------------------------------------------------------------

FULLY DILUTED
- -------------
AVERAGE NUMBER OF SHARES OUTSTANDING          12,109,683        11,956,436

AVERAGE NUMBER OF SHARES ASSUMING
EXERCISE OF DILUTIVE EMPLOYEE STOCK OPTIONS      446,914           518,404

COMMON AND COMMON EQUIVALENT SHARES           12,556,597        12,474,840
- ---------------------------------------------------------------------------
NOTE:  The Company has outstanding convertible subordinated debentures issued
April 26, 1983.  Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals for the periods.

3)    RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 amounts to conform to the 1996 financial statement presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FIRST QUARTER 1996 vs. FIRST QUARTER 1995

Net sales were $74,694,000 in the first quarter of 1996, an 8% or $5,735,000 increase in sales over the same period in the prior year. First quarter sales in the Electrical Equipment segment were $55,778,000, a 5% or $2,708,000 increase over the same period of the prior year. The sales from the Safety Equipment segment were $18,916,000, a 19% or $3,027,000 increase compared to the same period of the prior year.

Gross margin on sales increased $1,603,000 to 31.9% of sales in the first quarter of 1996 from 32.2% in the prior year, reflecting negative gross margins at the Solium start-up. Without Solium, the gross margin would have been 32.6% of sales.

Selling, general and administrative expenses were 21% of sales in the first quarter of 1996, compared to 20% of sales in the prior year.

Research and development expenses increased $708,000 or 21% in the first quarter of 1996 over the same period in the prior year. R&D expenses are now equal to 5.4% of sales reflecting continued emphasis on new product development.

Interest and Other (Net) increased $660,000 in the current quarter compared to the first quarter of 1995, due primarily to higher borrowings resulting from acquisitions and the funding of the start-up and capital requirements of the Solium subsidiary. The average rate of interest paid on the bank debt during the first quarter of 1996 was 6.11%.

Income before taxes decreased 34% primarily due to losses at the Solium operation and below prior year performance at the High Yield Technology Division (HYT) as compared to the prior year same period.

The estimated annual effective tax rate for 1996 is 38% as compared to the prior year's effective rate of 36.5%.

Net income per share for the first quarter of 1996 was 15 cents as compared to 24 cents in the prior year. The start-up of the Solium operation contributed a loss of 10 cents per share in the first quarter of 1996 as compared to first quarter of 1995. The net income from HYT was 5 cents per share, lower than the prior year same period. The reduced year-to-year earnings at HYT were due to delays in product development programs as resources were devoted to completing and enhancing the reliability and ease of use of products already in the field.

Total orders received in the first quarter of 1996 were $79,091,000, up 12% from the prior year, and the backlog at the end of the quarter was $102,663,000. Orders for the Electrical Equipment segment during the first quarter totaled $63,350,000, up 13%, while orders for the Safety Equipment segment totaled $15,741,000, up 6% as compared to the same quarter of the prior year.
As reported in previous years, the Company learned in 1991 that it did not comply with all U.S. military testing and certification requirements for certain of its inertia reels used in military aircraft since the 1950s. This occurred because the Company had believed that it was supplying a completely proprietary product and, therefore, was not subject to such certification requirements. As a result, the delivery of certain inertia reels to the U.S. Air Force has been suspended since mid-1991. Similar products, however, are being purchased by the U.S. Navy under a procurement waiver. The suspension of inertia reel deliveries has reduced sales by $0.5 million to $1.0 million per year over the past four years.

FINANCIAL POSITION AND LIQUIDITY

Debt less cash, restricted cash, and short-term investments was $53,097,000 at the end of the first three months in 1996 as compared to $39,234,000 in the same period of the prior year. The main reason for the increased debt is the cash required for fixed assets, working capital and operational losses at Solium.

Net cash flow used in operating activities of $3,141,000 in the first three months of 1996 as compared to providing cash of $7,506,000 in the same period of the prior year. The cash used in operations in the first quarter of 1996 includes $2,198,000 previously accrued in 1995 as a final payment for the acquisition of Eduard Bautz GmbH. The favorable cash from operations in 1995 included the recording of an expected $5.5 million tax refund which is expected to be received in the second quarter of 1996. The expected tax refund is currently classified as a credit to other current liabilities.

The Company's working capital was $71,818,000 on March 29, 1996 for a current ratio of 2.5:1. On March 31, 1995 working capital was $61,675,000.

As of March 29, 1996, the Company had approximately $16,885,000 of outstanding foreign exchange contracts in which foreign currencies could be sold. These contracts serve to hedge foreign currency exposures.

At the end of the first quarter of 1996, the Company had unused lines of credit of $7.3 million.

The Company believes that internally generated funds plus the existing lines of credit will provide sufficient capital resources to finance operations, fund planned capital expenditures, and pay interest and dividends on outstanding debt and common stock.

DIVESTITURE DISCUSSIONS

Divestiture of the Company's drinking water quality monitoring assets was a condition for governmental approval of the Registrant's merger with Met One, Inc. in 1995. Sales of monitors for drinking water quality represented less than one-half of one percent of the Registrant's total sales in 1995. An agreement to sell these assets was negotiated and signed subject to governmental approval which was obtained on April 16, 1996. The sale of the assets will not be material to the future financial performance of the Company.


PART II - OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SCIENTIFIC COMPANY, Registrant


By:     /s/   Richard V. Plat
    ----------------------------------------
    Richard V. Plat
    Executive Vice President



Date:              May 6, 1996
      --------------------------------------