Form 10-Q
period 1996-06-28
PACIFIC SCIENTIFIC CO
filed 1996-08-09
CIK 75608

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
- ----------------------------------------------------------------
                               FORM 10-Q

  /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended June 28, 1996, or

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

                       Yes  /X/         No  / /

          Shares outstanding of the Registrant's common stock
                         as of June 28, 1996
                              12,171,139

                                 CLASS
                     Common Stock, $1.00 par value
- ---------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
- --------------------------------------------------------------------------
                                             JUNE 28,         DECEMBER 29,
                                               1996              1995
                                           -------------     -------------
                                            (unaudited)

ASSETS
- ------
CURRENT ASSETS:
    Cash...................................   $  4,348          $  6,123
    Trade receivables (less allowance
      for doubtful accounts of $1,841
      and $1,151, respectively) ...........     48,503            52,253
    Inventories, lower of cost
      (principally average) or market:
        Finished goods ....................      7,891             5,102
        Work-in-progress ..................     15,842            15,299
        Raw materials and purchased parts .     28,768            33,046
    Deferred income taxes .................      4,970             4,970
    Other current assets ..................      2,388             2,655

                                             -----------       -----------
      Total Current Assets ................    112,710           119,448
                                             -----------       -----------
PROPERTY AT COST:
    Land and buildings ....................     17,133            15,905
    Machinery and equipment ...............     99,948            89,451
                                             -----------       -----------
      Total Property ......................    117,081           105,356
    Less accumulated depreciation .........     64,687            60,743
                                             -----------       -----------
      Net Property ........................     52,394            44,613
                                             -----------       -----------
RESTRICTED CASH ...........................      6,172             6,143
NOTE RECEIVABLE ...........................        844               844
PROPERTY HELD FOR SALE ....................      3,300             3,300
NOTES, PATENTS AND OTHER ..................     10,177            11,029
EXCESS OF COST OVER NET ASSETS ACQUIRED ...     38,713            39,641
                                             -----------       -----------
    TOTAL ASSETS ..........................   $224,310          $225,018
                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings .................   $     24          $ 14,897
    Accounts payable ......................     17,773            19,659
    Accrued employee compensation & benefits      6,411             6,841
    Other current liabilities .............      1,807             6,627
                                             -----------       -----------
      Total Current Liabilities ...........     26,015            48,024
                                             -----------       -----------
BANK BORROWING ............................     63,780            41,050
CONVERTIBLE SUBORDINATED DEBENTURES .......     16,974            17,044
INDUSTRIAL DEVELOPMENT BONDS ..............      5,625             5,625
OTHER LONG-TERM LIABILITIES ...............      6,897             6,789
                                             -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value ............     12,171            12,071
    Additional paid-in-capital ............      4,140             3,007
    Currency translation adjustment .......       (385)             (261)
    Notes receivable from shareholders ....       (125)             (125)
    Retained earnings .....................     86,218            91,794
                                             -----------       -----------
      Total Stockholders' Equity ..........    105,019           106,486
                                             -----------       -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY ..................   $224,310          $225,018
                                             ===========       ===========


- --------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)
- --------------------------------------------------------------------------

                                  QUARTER ENDED          SIX MONTHS ENDED
                              --------------------    --------------------
                               JUNE 28,   JUNE 30,     JUNE 28,   JUNE 30,
                                 1996       1995         1996       1995
                              ---------  ---------    ---------  ---------

SALES:
  Electrical Equipment ......  $56,048    $56,241     $111,826   $109,311
  Safety Equipment...........   16,763     16,738       35,679     32,627
                              ---------  ---------    ---------  ---------
    Total Sales .............   72,811     72,979      147,505    141,938
COST OF SALES ...............   49,347     47,995      100,204     94,720
                              ---------  ---------    ---------  ---------
  Gross Profit ..............   23,464     24,984       47,301     47,218
                              ---------  ---------    ---------  ---------
EXPENSES:
  Selling and marketing .....    8,777      8,277       17,062     15,733
  General and administration     8,065      6,853       15,468     13,259
  Research and development ..    4,222      3,787        8,242      7,099
  Restructuring & other charges  7,500          0        7,500          0
                              ---------  ---------    ---------  ---------
    Total Expenses ..........   28,564     18,917       48,272     36,091
                              ---------  ---------    ---------  ---------
OPERATING (LOSS) INCOME .....   (5,100)     6,067         (971)    11,127

INTEREST AND OTHER (Net) ....   (1,002)      (929)      (2,081)    (1,348)
                              ---------  ---------    ---------  ---------
INCOME (LOSS) BEFORE
INCOME TAX BENEFIT (PROVISION)  (6,102)     5,138       (3,052)     9,779

INCOME TAX BENEFIT (PROVISION)   2,364     (1,879)       1,205     (3,574)
                              ---------  ---------    ---------  ---------
NET (LOSS) INCOME ...........  $(3,738)   $ 3,259      $(1,847)   $ 6,205
                              =========  =========    =========  =========

EARNINGS (LOSS) PER SHARE
    Primary .................   $(0.30)     $0.26       $(0.15)     $0.50
                              =========  =========    =========  =========
    Fully Diluted ...........   $(0.30)     $0.26       $(0.15)     $0.50
                              =========  =========    =========  =========

CASH DIVIDENDS
PER COMMON SHARE ............    $0.03      $0.03        $0.06      $0.06
                              =========  =========    =========  =========

- --------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
- --------------------------------------------------------------------------

                                                 SIX MONTHS ENDED
                                         --------------------------------
                                           JUNE 28,           JUNE 30,
                                             1996               1995
                                         -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .................      $(1,847)           $ 6,205
    Depreciation and amortization .....        5,328              5,539
    Deferred income taxes .............            0                136
    Decrease (increase) in accrued
      employee benefit plan liabilities          108               (429)
    Loss on disposal of property ......          157                298

    Effect on cash of changes in assets
    and liabilities, net of the effects
    of business acquisition:
      Trade receivables ...............        3,750               (491)
      Inventories .....................          946             (1,777)
      Other current assets ............          267               (484)
      Accounts payable ................       (1,886)             2,568
      Accrued employee
        compensation and benefits .....         (430)               852
      Other current liabilities .......       (4,820)            (2,140)
                                         -------------      -------------
    Net cash flows
    from operating activities .........        1,573             10,277
                                         -------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for business acquisitions,
      net of cash acquired ............            0            (11,625)
    Purchases of property .............      (12,174)            (8,042)
    Increase (decrease) in restricted
      cash and other assets ...........          659               (926)
                                         -------------      -------------
    Net cash flows form
      investing activities ............      (11,515)           (20,593)
                                         -------------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of convertible
      subordinated debentures .........          (70)                (5)
    Issuance (repayments)
      of short-term debt ..............      (14,873)               546
    Issuance of long-term debt ........       22,730             12,564
    Cash dividends on common stock ....         (729)              (659)
    Issuances of common stock .........        1,233                514
                                         -------------      -------------
    Net cash flows from
      financing activities ............        8,291             12,960
                                         -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES .......         (124)              (122)

NET (DECREASE) INCREASE IN CASH .......       (1,775)             2,522

CASH, Beginning of Period .............        6,123              1,655
                                         -------------      -------------
CASH, End of Period ...................      $ 4,348            $ 4,177
                                         =============      =============


- --------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   INTERIM ACCOUNTING POLICY

The accompanying unaudited consolidated financial statements include the accounts of Pacific Scientific Company and its subsidiaries. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at June 28, 1996, and the results of operations and cash flows for the six-month periods ended June 28, 1996 and June 30, 1995. Certain costs and expenses are assigned to the periods presented so that the interim periods bear a reasonable portion of the anticipated annual amount. Included among these are estimated amounts for inventory adjustments, performance bonuses, employee fringe benefits and income taxes. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 29, 1995.


2)   EARNINGS PER SHARE

Earnings per common and common equivalent shares were computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares consist of the estimated number of shares issuable upon exercise of dilutive stock options reduced by the number of common shares assumed to have been reacquired with the proceeds from exercise of the options.


                    FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                    --------------------------    ------------------------
                      JUNE 28,      JUNE 30,       JUNE 28,      JUNE 30,
                        1996          1995           1996          1995
                     ----------    ----------     ----------    ----------
PRIMARY
- -------

AVERAGE NUMBER OF
SHARES OUTSTANDING   12,160,018    11,977,966     12,134,850    11,967,201

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           366,574       476,581        422,759       489,824

COMMON AND COMMON
EQUIVALENT SHARES    12,526,592    12,454,547     12,557,609    12,457,025
                     ==========    ==========     ==========    ==========
- --------------------------------------------------------------------------

FULLY DILUTED
- -------------

AVERAGE NUMBER OF
SHARES OUTSTANDING   12,160,018    11,977,966     12,134,850    11,967,201

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           366,612       476,677        364,899       479,284

CONVERTIBLE
DEBENTURES                    0       909,526              0       909,564

COMMON AND COMMON
EQUIVALENT SHARES    12,526,630*   13,364,169     12,499,749*   13,356,049
                     ==========    ==========     ==========    ==========

- --------------------------------------------------------------------------
* The Company has outstanding convertible subordinated debentures issued April 26, 1983. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals for the periods.

ITEM 1.   FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3)   RESTRUCTURING AND OTHER CHARGES

The restructuring and other charges recognized at the Solium subsidiary in the second quarter of 1996 include inventory revaluation of $4.0 million, assets revaluation of $1.5 million, restructuring expenses of $1.0 million and other charges of $1.0 million.


4)   RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 amounts to conform to the 1996 financial statement presentation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This filing contains forward-looking statements which involve risks and uncertainties. The Company's actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, product demand and rate of market acceptance, the effect of economic conditions, the impact of competitive products and pricing, delays in product development, capacity and supply constraints or difficulties, general business and economic conditions and other risks detailed in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS
SECOND QUARTER 1996 vs. SECOND QUARTER 1995

Net sales were $72.8 million in the second quarter of 1996, a 0.2% decrease over the same period in the prior year. Second quarter sales in the Electrical Equipment segment decreased by 0.3%. The sales from the Safety Equipment segment increased by 0.1%.

Gross margin on sales was 32.2% in the second quarter of 1996 compared to 34.2% in the prior year, reflecting negative gross margins at the Solium subsidiary. Without Solium, the gross margin in the second quarter of 1996 was 33.2%. The gross margin difference for the business, excluding Solium, is the lower margins in the Automation Technology and Instruments groups which are discussed below.

Selling, general and administrative expenses were 23.1% of sales in the second quarter of 1996, compared to 20.7% of sales in the prior year. Without Solium, the selling, general and administrative expenses were 21.7% of sales of the Company's base business. The increase in selling, general and administration expenses, net of Solium, was accounted for mainly by two items of non-recurring legal expenses, concerning the governmental requirement for divestiture of the Company's drinking water quality monitoring assets, and expenses related to the litigation settlement of an insurance claim.

Research and development expenses increased 11.5% in the second quarter of 1996 over the same period in the prior year. R&D expenses are now equal to 5.8% of sales versus 5.2% in the prior year, reflecting continued emphasis on new product development.

Interest and Other (Net) increased 7.9% in the current quarter compared to the second quarter of 1995, due to higher borrowings resulting primarily from the funding operations and capital requirements of the Solium subsidiary. The average rate of interest paid on the bank debt during the second quarter of 1996 was 5.9% versus 6.5% in the prior year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1996 vs. SECOND QUARTER 1995 (Continued)

On July 2, 1996, the Company announced a restructuring of its Solium subsidiary. The charge for restructuring and other related charges was $7.5 million and was recognized in the second quarter, ended June 28, 1996. As a result of the restructuring, certain existing Solium products will continue to be sold in limited quantities and the core products will be re-engineered. Sales of Solium products were approximately $650,000 in the second quarter of 1996.

Income before taxes decreased in the second quarter of 1996 by $11.2 million primarily due to a restructuring charge at Solium of $7.5 million, operating losses at Solium of $2.5 million and below prior year performance in the Automation Technology and Instruments groups, both of which are part of the Electrical Equipment segment.

Within the Automation Technology Group, revenue declined 8.7% from the prior comparable period. However, the Motor Products portion of the group reported gains in both sales and income. The electronic drive portion of the business and the operation in Germany reported lower sales and income compared to the prior year. Some of the sales decline in the electronic drives business is attributable to the release of new products which provide the same function in smaller size packages and at lower prices as required to stay ahead of competitive offerings. In order to sell these new products, the group's marketing and sales effort has been reorganized to provide a more aggressive approach to the market.

Within the Instruments Group, the High Yield Technology (HYT) operation's revenue declined 21.0% compared to the prior year. Current product enhancements at HYT are expected to accelerate sales in the second half of 1996, however, the timing of the sales will depend on market acceptance of the newly released products. In addition, a renewed marketing effort at HYT will be focused primarily on selling well established and proven applications within the semiconductor industry which provide the customer with a rapid return on their investment.

The tax benefit taken in the second quarter of 1996 is 38.7% of the quarterly loss. The expected annual effective tax rate for the year of 1996 is 39.5% as compared to 36.5% in the prior year.

Net loss per share for the second quarter of 1996 was 30 cents as compared to 26 cents of income in the prior year. Results for the quarter and six months are best understood by comparing the earnings per share of the base business (i.e. total business, excluding the Solium subsidiary) and Solium related items as shown below:

                          PER SHARE RESULTS
- --------------------------------------------------------------------------
                                   1 9 9 5                 1 9 9 6
                          -----------------------   ----------------------
SEGMENT                    Q-1     Q-2   1st Half    Q-1    Q-2   1st Half
- --------------------------------------------------------------------------

Base Business ..........  $0.24   $0.28    $0.52    $0.25   $0.18   $0.43
Solium: Operations .....      -   (0.02)   (0.02)   (0.10)  (0.12)  (0.22)
        Restructuring ..      -       -        -        -   (0.36)  (0.36)
- --------------------------------------------------------------------------
        Total ..........  $0.24   $0.26    $0.50    $0.15  ($0.30) ($0.15)


As compared to the same periods in the prior year, earnings of the base business were up slightly in the first quarter and were down in the second quarter. The second quarter 1996 reduction in earnings is entirely attributable to two groups, Automation Technology and Instruments as described above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1996 vs. SECOND QUARTER 1995 (Continued)

Total orders received in the second quarter of 1996 were $76.1 million, up 2.0% from the prior year, and the backlog at the end of the quarter was $106.0 million compared to $98.3 million in the prior year. Orders for the Electrical Equipment segment during the second quarter totaled $52.2 million, while orders for the Safety Equipment segment totaled $23.9 million.


FIRST HALF OF 1996 vs. FIRST HALF OF 1995

Net sales were $147.5 million in the first half of 1996, a 3.9% increase in sales over the same period in the prior year. First half 1996 sales in the Electrical Equipment segment were up 2.3% and the sales from the Safety Equipment segment increased by 9.4%.

Gross margin on sales decreased to 32.1% of sales in the first half of 1996 from 33.3% in the prior year. Without Solium, the gross margin would have been 32.9% of sales.

Selling, General and administrative expenses were 22.1% of sales in the first half of 1996, compared to 20.4% of sales in the prior year. Without the Solium subsidiary, the selling, general and administrative expenses were 20.8%.

Research and development expenses increased 16.1% in the first half of 1996 over the same period in the prior year. R&D expenses are now equal to 5.6% of sales versus 5.0% in the prior year, reflecting continued emphasis on new product development.

Interest and other (net) increased 54.4% in the first half of 1996 compared to the same period in 1995, due primarily to higher borrowings resulting from the funding of the start-up and capital requirements of the Solium subsidiary. The average rate of interest paid on the bank debt during the first half of 1996 was 6.0% versus 6.6% in the prior year.

Income before taxes decreased in the first half of 1996 by $12.8 million primarily due to the restructuring charge at Solium of $7.5 million, operating losses at the Solium operation of $4.6 million and below prior year performance at the High Yield Technology Division (HYT) and the Automation Technology group.

The estimated annual effective tax rate for 1996 is 39.5% as compared to the prior year's effective tax rate of 36.5%.

Net loss per share for the first half of 1996 was 15 cents as compared to 50 cents of income in the prior year. The restructuring of the Solium operation contributed 36 cents per share of losses and operating losses at Solium were 22 cents per share. The Company's base business, excluding Solium, earned 43 cents per share. The net income from HYT was 8 cents per share lower than the prior year same period.

Total orders received in the first half of 1996 were $155.2 million, up 6.3% from the prior year. Orders for the Electrical Equipment segment during the first half totalled $115.5 million, down 1.0%, while orders for the Safety Equipment segment totalled $39.7 million, up 33.5% as compared to the same period of the prior year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio on June 28, 1996 was 4.3:1 and the working capital was $86.7 million.

Net income from operations plus depreciation and amortization was $8.0 million in the first six months of 1996, excluding the $4.5 million after tax expense for restructuring and other charges at the Solium subsidiary but including the $1.5 million loss from operations at Solium. Net income plus depreciation and amortization in the same period in 1995 was $11.7 million. Trade receivables and inventory declined $4.7 million in the first six months of 1996 providing a source of cash. Accounts payable and other current liabilities decreased resulting in the use of cash. Both accounts decreased as a result of scheduled payments.

Cash requirements for the $4.5 million of after tax expense, associated with the restructuring and other charges at Solium, will require approximately $1.0 million of future cash requirements. The revaluation of assets does not involve future cash requirements.

During the first six months of 1996, the Company purchased $12.2 million of property as compared to $8.0 million in the same period of the prior year. The principal difference in purchasing between the two six-month period was the purchase of $3.1 million of new software and hardware systems to update the Company's management information systems.

Debt less cash and restricted cash was $75.9 million on June 28, 1996, a $9.5 million increase since the beginning of the year. The main reason for the increase in debt was the cash requirements for fixed assets, reduction in accounts payable and operating losses at Solium. The Company's cash decreased $1.8 million in the first six months of 1996.

As of June 28, 1996, the Company had approximately $15 million of outstanding foreign exchange contracts in which foreign currencies could be sold. These contracts serve to hedge foreign currency exposures.

At the end of the first half of 1996, the Company had unused credit lines of $5.8 million and outstanding borrowings under its credit facility of $63.8 million.

The Company believes that internally generated funds plus the existing lines of credit will provide sufficient capital resources to finance operations, fund planned capital expenditures, pay interest and dividends on outstanding debt and common stock.


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit required by item 601 of Regulation S-K.

      None.

(b)   Reports on Form 8-K

      Pursuant to Current Report on Form 8-K, dated July 2,
1996, the Company reported the restructuring of its Solium subsidiary. No financial statements were filed with the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant




By:     /s/   Richard V. Plat
    ---------------------------------
    Richard V. Plat
    Executive Vice President



Date:     August 9, 1996
     --------------------------