Form 10-Q
period 1996-09-27
PACIFIC SCIENTIFIC CO
filed 1996-11-12
CIK 75608

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
----------------------------------------------------------------
                               FORM 10-Q

  /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended September 27, 1996, or

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

                       Yes  /X/         No  / /

          Shares outstanding of the Registrant's common stock
                       as of September 27, 1996
                              12,171,139

                                 CLASS
                     Common Stock, $1.00 par value
---------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands)
--------------------------------------------------------------------------
                                             SEPT 27,          SEPT 29,
                                               1996              1995
                                           -------------     -------------
ASSETS
------
CURRENT ASSETS:
    Cash...................................   $  4,528          $  6,123
    Trade receivables (less allowance
      for doubtful accounts of $1,770
      and $1,151, respectively) ...........     49,399            52,253
    Inventories, lower of cost
      (principally average) or market:
        Finished goods ....................      8,497             5,102
        Work-in-progress ..................     18,596            15,299
        Raw materials and purchased parts .     27,011            33,046
    Deferred income taxes .................      4,970             4,970
    Other current assets ..................      1,900             2,655
                                             -----------       -----------
      Total Current Assets ................    114,901           119,448
                                             -----------       -----------
PROPERTY AT COST:
    Land and buildings ....................     17,490            15,905
    Machinery and equipment ...............    103,155            89,451
                                             -----------       -----------
      Total Property ......................    120,645           105,356
    Less accumulated depreciation .........     66,597            60,743
                                             -----------       -----------
      Net Property ........................     54,048            44,613
                                             -----------       -----------
RESTRICTED CASH ...........................      6,164             6,143
NOTE RECEIVABLE ...........................        844               844
PROPERTY HELD FOR SALE ....................      3,300             3,300
NOTES, PATENTS AND OTHER ..................      9,774            11,029
EXCESS OF COST OVER NET ASSETS ACQUIRED ...     38,428            39,641
                                             -----------       -----------
    TOTAL ASSETS ..........................   $227,459          $225,018
                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings .................   $     24          $ 14,897
    Accounts payable ......................     18,660            19,659
    Accrued employee compensation & benefits     5,991             6,841
    Other current liabilities .............      7,778             6,627
                                             -----------       -----------
      Total Current Liabilities ...........     32,453            48,024
                                             -----------       -----------
BANK BORROWING ............................     60,780            41,050
CONVERTIBLE SUBORDINATED DEBENTURES .......     16,974            17,044
INDUSTRIAL DEVELOPMENT BONDS ..............      5,625             5,625
OTHER LONG-TERM LIABILITIES ...............      5,920             6,789
                                             -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value ............     12,171            12,071
    Additional paid-in-capital ............      4,140             3,007
    Currency translation adjustment .......       (265)             (261)
    Notes receivable from shareholders ....        (62)             (125)
    Retained earnings .....................     89,723            91,794
                                             -----------       -----------
      Total Stockholders' Equity ..........    105,707           106,486
                                             -----------       -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY ..................   $227,459          $225,018
                                             ===========       ===========


--------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------

                                  QUARTER ENDED         NINE MONTHS ENDED
                              --------------------    --------------------
                               SEPT 27,   SEPT 29,     SEPT 27,   SEPT 29,
                                 1996       1995         1996       1995
                              ---------  ---------    ---------  ---------
SALES:
  Electrical Equipment ......  $51,557    $53,253     $163,383   $162,564
  Safety Equipment...........   19,636     17,202       55,315     49,829
                              ---------  ---------    ---------  ---------
    Total Sales .............   71,193     70,455      218,698    212,393
COST OF SALES ...............   49,257     45,507      149,461    140,227
                              ---------  ---------    ---------  ---------
  Gross Profit ..............   21,936     24,948       69,237     72,166
                              ---------  ---------    ---------  ---------
EXPENSES:
  Selling and marketing .....    8,219      8,060       25,281     23,793
  General and administration     7,205      7,006       22,673     20,265
  Research and development ..    4,043      4,031       12,285     11,130
  Restructuring & other charges      0          0        7,500          0
                              ---------  ---------    ---------  ---------
    Total Expenses ..........   19,467     19,097       67,739     55,188
                              ---------  ---------    ---------  ---------
OPERATING INCOME ............    2,469      5,851        1,498     16,978

INTEREST AND OTHER (Net) ....   (1,032)      (838)      (3,113)    (2,186)
                              ---------  ---------    ---------  ---------
INCOME (LOSS) BEFORE
INCOME TAX BENEFIT (PROVISION)   1,437      5,013       (1,615)    14,792

INCOME TAX BENEFIT (PROVISION)    (567)    (1,830)         638     (5,404)
                              ---------  ---------    ---------  ---------
NET INCOME (LOSS) ...........  $   870    $ 3,183      $  (977)   $ 9,388
                              =========  =========    =========  =========

EARNINGS (LOSS) PER SHARE:
    Primary .................    $0.07      $0.25       $(0.08)     $0.75
                              =========  =========    =========  =========
    Fully Diluted ...........    $0.07      $0.25       $(0.08)     $0.75
                              =========  =========    =========  =========

CASH DIVIDENDS
PER COMMON SHARE ............    $0.03      $0.03        $0.09      $0.09
                              =========  =========    =========  =========

--------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
--------------------------------------------------------------------------

                                                NINE MONTHS ENDED
                                         --------------------------------
                                           SEPT 27,           SEPT 29,
                                             1996               1995
                                         -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .................      $  (977)           $ 9,388
    Depreciation and amortization .....        8,170              8,186
    Deferred income taxes .............            0                136
    Increase in accrued employee
      benefit plan liabilities ........         (869)            (1,544)
    Loss on disposal of property ......          233                256

    Effect on cash of changes in assets
    and liabilities, net of the effects
    of business acquisition:
      Trade receivables ...............        2,854             (2,133)
      Inventories .....................         (657)            (7,128)
      Other current assets ............          755               (195)
      Accounts payable ................         (999)             2,173
      Accrued employee
        compensation and benefits .....         (850)             1,003
      Other current liabilities .......        1,151             (5,083)
                                         -------------      -------------
    Net cash flows
    from operating activities .........        8,811              5,059
                                         -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for business acquisitions,
      net of cash acquired ............            0            (11,949)
    Purchases of property .............      (16,245)           (13,302)
    Increase (decrease) in restricted
      cash and other assets ...........          854             (1,014)
                                         -------------      -------------
    Net cash flows form
      investing activities ............      (15,391)           (26,265)
                                         -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of convertible
      subordinated debentures .........          (70)               (40)
    Issuance (repayments)
      of short-term debt ..............      (14,873)             1,759
    Issuance of long-term debt ........       19,730             22,048
    Repayment of stockholder note .....           63                  0
    Cash dividends on common stock ....       (1,094)              (990)
    Issuances of common stock .........        1,233                725
                                         -------------      -------------
    Net cash flows from
      financing activities ............        4,989             23,502
                                         -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES .......           (4)              (405)

NET (DECREASE) INCREASE IN CASH .......       (1,595)             1,891

CASH, Beginning of Period .............        6,123              1,655
                                         -------------      -------------
CASH, End of Period ...................      $ 4,528            $ 3,546
                                         =============      =============


--------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   INTERIM ACCOUNTING POLICY

The accompanying unaudited consolidated financial statements include the accounts of Pacific Scientific Company and its subsidiaries. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's and its consolidated subsidiaries' financial position at September 27, 1996, and the results of operations and cash flows for the three-month and nine-month periods ended September 27, 1996 and September 29, 1995. Certain costs and expenses are assigned to the periods presented so that the interim periods bear a reasonable portion of the anticipated annual amount. Included among these are estimated amounts for inventory adjustments, performance bonuses, employee fringe benefits and income taxes. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 29, 1995.


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



                    FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                    --------------------------   -------------------------
                      SEPT 27,      SEPT 29,       SEPT 27       SEPT 29,
                        1996          1995           1996          1995
                     ----------    ----------     ----------    ----------
PRIMARY
-------

AVERAGE NUMBER OF
SHARES OUTSTANDING   12,171,139    11,999,255     12,146,947    11,978,557

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           198,368       555,357        347,696       510,714

COMMON AND COMMON
EQUIVALENT SHARES    12,369,507    12,554,612     12,494,643    12,489,271
                     ==========    ==========     ==========    ==========
--------------------------------------------------------------------------

FULLY DILUTED
-------------

AVERAGE NUMBER OF
SHARES OUTSTANDING   12,171,139    11,999,255     12,146,947    11,978,557

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           200,951       585,510        309,645       597,176

CONVERTIBLE
DEBENTURES                    0       908,798              0       909,308

COMMON AND COMMON
EQUIVALENT SHARES    12,372,090*   13,493,563     12,456,592*   13,485,041
                     ==========    ==========     ==========    ==========

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


RESULTS OF OPERATIONS
THIRD QUARTER 1996 vs. THIRD QUARTER 1995

Net sales were $71.2 million in the third quarter of 1996, a 1.0% increase over the same period in the prior year. Third quarter sales in the Electrical Equipment segment decreased by 3.2% while the sales from the Safety Equipment segment increased by 14.1%.

Gross margin on sales was 30.8% of sales in the third quarter of 1996 compared to 35.4% in the prior year, reflecting negative gross margins at the Solium subsidiary. Without Solium, the gross margin for the Company's base business (i.e. total business, excluding the Solium subsidiary) in the third quarter of 1996 was 32.0%. The gross margin difference for the base business is the lower margins in the Automation Technology Group
(ATG) and the High Yield Technology (HYT) division which are discussed below.

Selling, general and administrative expenses were 21.7% of sales in the third quarter of 1996, compared to 21.4% of sales in the prior year. Without Solium, the selling, general and administrative expenses were 20.6% of sales of the Company's base business. This decline reflects the impact of a broad range of expense controls.

Research and development expenses were virtually unchanged in the third quarter of 1996 over the same period in the prior year. R&D expenses are equal to 5.7% of sales, reflecting continued emphasis on new product development.

Interest and Other (Net) increased 23.2% in the just-completed quarter compared to the third quarter of 1995, due to higher borrowings resulting primarily from the funding operations and capital requirements of the Solium subsidiary. The average rate of interest paid on the bank debt during the third quarter of 1996 was 5.9% versus 6.5% in the prior year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1996 vs. THIRD QUARTER 1995 (Continued)

Income before taxes decreased in the third quarter of 1996 by $3.6 million primarily due to a operating losses at Solium of $2.0 million and below prior year performance at ATG and HYT, both of which are part of the Electrical Equipment segment.

Within ATG, revenue declined 7.6% from the prior year comparable period. The primary reasons for the decline in ATG sales were the current contraction in capital spending in the semiconductor and electronic assembly industries, important markets for ATG, and a nine percent decline in sales of motors and controls in Germany due to a slow-down in certain portions of that country's economy. Additionally, engineering and manufacturing of the electronic drive portion of the Powertec product line are being relocated from South Carolina into ATG's main electronic facility in Massachusetts, resulting in non-recurring expenses. The issues at ATG are being addressed by consolidating and increasing the marketing and sales efforts in order to broaden the customer base, introducing new competitive products and achieving other efficiencies.

The reduction of capital spending in the semiconductor industry also adversely affected the performance of HYT within the Instruments Group.

The effective tax rate for the third quarter of 1996 is 39.5% which is the expected annual effective tax rate for the year of 1996 as compared to 37.5% in the prior year.

Net income per share for the third quarter of 1996 was 7 cents as compared to 25 cents in the prior year. Results for the quarter and nine months are best understood by comparing the earnings per share of the base business and Solium related items as shown below:

                          PER SHARE RESULTS
----------------------------------------------------------------------------
                              1 9 9 5                      1 9 9 6
                     -------------------------     -------------------------
SEGMENT              Q-1    Q-2    Q-3   9-Mos     Q-1    Q-2    Q-3   9-Mos
----------------------------------------------------------------------------

Base Business ....  $0.24  $0.28  $0.30  $0.82    $0.25  $0.18  $0.18  $0.61
Solium:
  Operations .....      -  (0.02) (0.05) (0.07)   (0.10) (0.12) (0.11) (0.33)
  Restructuring ..      -      -      -      -        -  (0.36)     -  (0.36)
-----------------------------------------------------------------------------
    Total ........  $0.24  $0.26  $0.25  $0.75    $0.15 ($0.30) $0.07 ($0.08)


The principal reason for the decline of 12 cents per share in the base business for the third quarter of 1996, as compared to the same period in 1995, was a reduction in ATG earnings which is discussed above.

Restructuring and other charges were recognized at the Solium subsidiary at the end of the second quarter of 1996. The just completed third quarter has been devoted to re-engineering many of our products and streamlining the Company's Solium organization. Significant progress is being made. Several re-engineered products are in the beta test process and it is planned to make these products available in production quantities in the coming months, subject to successful completion of our testing program. The products being tested are for sale to manufacturers of compact fluorescent lighting fixtures. The Solium subsidiary is expected to continue to report losses for the remainder of 1996 and into 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER 1996 vs. THIRD QUARTER 1995 (Continued)

Total orders received in the third quarter of 1996 were $63.2 million, down $11.8 million or 15.7% from the prior year. Of this decline, $6.5 million is accounted for by ATG, $3.9 million by Safety Equipment and $1.2 million by HYT. Most orders received at ATG and HYT generally ship in the quarter in which they are received and this decline in orders does not necessarily indicate that sales from these operations will be lower in the following quarter. The third quarter of 1995 was an exceptionally high booking period for Safety Equipment, being 22% above the average booking rate for the year. The backlog of orders at the end of the quarter was $98.0 million compared to $102.9 million in the prior year. Orders for the Electrical Equipment segment during the third quarter totaled $47.5 million, while orders for the Safety Equipment segment totaled $15.7 million.


FIRST NINE MONTHS OF 1996 vs. FIRST NINE MONTHS OF 1995

Net sales were $218.7 million in the first nine months of 1996, a 3.0% increase in sales over the same period in the prior year.
In the first nine months of 1996, sales in the Electrical
Equipment segment were up 1.0% and the sales from the Safety
Equipment segment increased by 11.0%.

Gross margin on sales decreased to 31.7% of sales in the first nine months of 1996 from 34.0% in the prior year. Without
Solium, the 1996 gross margin would have been 32.6%.

Selling, General and administrative expenses were 21.9% of sales in the first nine months of 1996, compared to 22.7% of sales in the prior year. Without Solium, the selling, general and administrative expenses were 20.7%. This decline reflects the impact of a broad range of expense controls.

Research and development expenses increased 10.4% in the first nine months of 1996 over the same period in the prior year. R&D expenses are now equal to 5.6% of sales versus 5.2% in the prior year, reflecting continued emphasis on new product development.

Interest and other (net) increased 42.4% in the first nine months of 1996 compared to the same period in 1995, due primarily to higher borrowings resulting from the funding of operations and capital requirements of the Solium subsidiary. The average rate of interest paid on the bank debt during the first nine months of 1996 was 6.0% versus 6.6% in the prior year.

Income before taxes decreased in the first nine months of 1996 by $16.4 million primarily due to the restructuring charge at Solium of $7.5 million, operating losses at the Solium operation of $6.7 million and below prior year performance at ATG and HYT.

The estimated annual effective tax rate for 1996 is 39.5% as compared to the prior year's effective tax rate of 37.5%.

Net loss per share for the first nine months of 1996 was 8 cents as compared to 75 cents of income in the prior year. The restructuring of the Solium operation in the second quarter of 1996 contributed 36 cents per share of losses and operating losses at Solium were 33 cents per share year-to-date. The Company's base business, excluding Solium, earned 61 cents per share during the first nine months of 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST NINE MONTHS OF 1996 vs. FIRST NINE MONTHS OF 1995
(Continued)

Total orders received in the first nine months of 1996 were $218.4 million, down 0.6% from the prior year. Orders for the Electrical Equipment segment during the first nine months totalled $163.0 million, down 4.7%, while orders for the Safety Equipment segment totalled $55.4 million, up 13.9% as compared to the same period of the prior year.



FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio on September 27, 1996 was 3.5:1 and the working capital was $82.4 million.

Net income from operations plus depreciation and amortization was $11.7 million in the first nine months of 1996, excluding the $4.5 million after tax expense for restructuring and other charges at the Solium subsidiary but including the $4.1 million loss from operations at Solium. Net income plus depreciation and amortization in the same period in 1995 was $17.6 million. Trade receivables declined $2.9 million in the first nine months of 1996 providing a source of cash.

At September 27, 1996, approximately $3.0 million of the restructuring and other charge accrual remained of which approximately $1.0 million represents future cash expenditures.
The remaining balance will be recognized during the first two quarters of fiscal year 1997.

During the first nine months of 1996, the Company purchased $16.2 million of property as compared to $13.3 million in the same period of the prior year. The principal difference in purchasing between the two nine-month periods was the purchase of $4.5 million of new software and hardware systems to update the Company's management information systems.

Debt less cash and restricted cash was $72.7 million on September 27, 1996, a $6.3 million increase since the beginning of the year. The main reason for the increase in debt was the cash requirements for fixed assets and operating losses at Solium.

As of September 27, 1996, the Company had approximately $11.0 million of outstanding foreign exchange contracts in which foreign currencies could be sold. These contracts serve to hedge foreign currency exposures.

At the end of the first nine months of 1996, the Company had unused credit lines of $9.5 million and outstanding borrowings under its credit facility of $60.8 million.


The Company believes that internally generated funds plus the existing lines of credit will provide sufficient capital resources to finance operations, fund planned capital expenditures, pay interest and dividends on outstanding debt and common stock.

The Company has entered into an agreement to sell certain unused real estate in Anaheim, California. The net cash proceeds of the sale will approximately equal $3.3 million which is the book value of the property. The transaction is expected to close before the end of the current year.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsequent to the close of the third quarter, the Company received two complaints, filed in the United States District Court for the Central District of California, alleging that the Company and its Chief Executive Officer, Edgar S. Brower, made certain false and misleading statements regarding the Company and its Solium subsidiary. One complaint seeks damages on behalf of purchasers of the Company's common stock and the second complaint seeks damages on behalf of the purchasers of the Company's convertible debentures between October 3, 1994 and July 2, 1996. The complaints allege that the market prices of its common stock and debentures were "artificially inflated" during the period referenced above.

The Company and Mr. Brower deny these allegations of wrongdoing and will vigorously defend against these actions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by item 601 of Regulation S-K.

Exhibit 27 - Financial Data Schedule


(b)   Reports on Form 8-K

Pursuant to Current Report on Form 8-K, dated July 2, 1996, the
Company reported the restructuring of its Solium subsidiary. No financial statements were filed with the report.


SIGNATURES

Pursuant to a requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SCIENTIFIC COMPANY, Registrant



By:     /s/   Richard V. Plat
    ---------------------------------
    Richard V. Plat
    Executive Vice President


Date:     November 11, 1996
     ----------------------------