Form 10-K
period 1996-12-27
PACIFIC SCIENTIFIC CO
filed 1997-03-14
CIK 75608

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NO. 1-7744

                           PACIFIC SCIENTIFIC COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-0744970
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

                      620 NEWPORT CENTER DRIVE, SUITE 700
                        NEWPORT BEACH, CALIFORNIA 92660
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 720-1714
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
   Common Stock, par value $1.00 per share               New York Stock Exchange
       7 3/4% Convertible Subordinated
         Debentures due June 15, 2003                    New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of $13.625 per share, which was the last sale price on the New York Stock Exchange on February 28, 1997, was $166,363,000.

     As of February 28, 1997, there were 12,210,129 shares of registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement to be filed pursuant to Regulation 14A relating to the 1997 Annual Meeting of Stockholders (incorporated by reference in Part
III).
================================================================================

                           PACIFIC SCIENTIFIC COMPANY

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 27, 1996

                                     INDEX

                                                                                           PAGE
                                                                                           ----
Item  1.   Description of Business.......................................................     1
Item  2.   Properties....................................................................     7
Item  3.   Legal Proceedings.............................................................     7
Item  4.   Submission of Matters to a Vote of Security Holders...........................     8
Item  5.   Market for Common Equity and Related Stockholder Matters......................     9
Item  6.   Selected Financial Data.......................................................     9
Item  7.   Management's Discussion and Analysis..........................................    10
Item  8.   Financial Statements and Supplementary Data:
           Independent Auditors' Report..................................................    16
           Consolidated Statements of Operations.........................................    17
           Consolidated Balance Sheets...................................................    18
           Consolidated Statements of Stockholders' Equity...............................    19
           Consolidated Statements of Cash Flows.........................................    20
           Financial Information About Industry Segments.................................    21
           Notes to Consolidated Financial Statements....................................    22
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................    36
Item 10.   Directors and Executive Officers of the Registrant............................    36
Item 11.   Executive Compensation........................................................    36
Item 12.   Security Ownership of Certain Beneficial Owners and Management................    36
Item 13.   Certain Relationships and Related Transactions................................    36
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    36
           Exhibit 11.0  Computation of Earnings Per Share...............................    39
           Exhibit 21.0  Subsidiaries....................................................    40
           Schedule II -- Valuation and Qualifying Accounts..............................    41

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those set forth in or implied in the forward-looking statements and other related assumptions contained in this Report.

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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

A table setting forth for the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the Registrant's industry segments in each of its last three fiscal years is contained in Item 8, captioned "Industry Segment Information."

(C) NARRATIVE DESCRIPTION OF BUSINESS

Electrical Equipment

(1) Motors and Controls

Pacific Scientific produces several types of high-performance rotating electrical equipment including motors, generators and alternators. In addition, the Company produces motor drives, controls and systems as described below:

Brushless Motors and Controls: Motors in this product line start at two inches in diameter and continue up to 25 inches. The power range is up to 400HP. Pacific Scientific manufactures electronic drives to operate these motors and to precisely control torque, speed direction, braking and shaft position. These motors are used mainly in industrial applications.

Hybrid Step Motors: Step motors are produced in three diameters of 2, 3 and 4 inches and each diameter is produced in several stack lengths. Torque for these motors range from 40 oz-in to 5000 oz-in. Pacific Scientific manufactures electronic drives to operate these motors and to control speed, direction and shaft position. These motors are used in industrial, medical and many other applications.

Permanent Magnet DC Motor: Brush-type permanent magnet DC motors are produced in 4- and 6-inch diameters in a power range of 1/8 HP to 3 HP. The motors provide high torque, quiet operation and long brush life. Applications include factory automation, treadmills, paint sprayers, sporting equipment and a wide range of other uses.

Low-Inertia Permanent Magnet Motors: Brush-type low-inertia permanent magnet motors are designed for fast starts and fast stops and provide torque up to 550 oz-in. The motors are used in electronic assembly equipment and for applications for light-industrial automation.

Alternators and Generators: High speed air-cooled alternators, with output up to 50 kw, are provided for aircraft and other applications. Some of these alternators operate up to speeds of 100,000rpm. The Company also manufactures motor-generators for converting DC to AC current, typically 12 volts DC to 120 volts, 60 cycle AC.

Multi-axis Controller: Multi-axis controllers operate several brushless and step motors and drives as a single coordinated system. Typical applications are in packaging equipment and other automated industrial systems.

Turn-Key Systems: Custom-built turn-key machine control systems, usually utilizing Pacific Scientific motors and drives, are supplied to end-users or equipment producers to automate complex manufacturing and packaging processes. Applications include wire-drawing, film processing, flexible manufacturing jigs, glass making and other similar types of complex requirements.

(2) Instruments

Pacific Scientific produces several types of electro-optical instruments to detect and measure particles in liquids, vacuums, solids and gases. The particles measured range in size from submicron (about 1/100 of the diameter of a human hair) to about a millimeter (the thickness of a coin) The four main markets served are:

Semiconductor Manufacturing: Instruments are supplied to measure and count particles on a real-time basis in vacuum processing equipment, in chemicals and water used in processing silicon wafers and in the air in clean rooms.

Life Science: Instruments are supplied to provide particle monitoring of liquids used in the manufacture of medicine, drugs and medical devices. These manufacturers are also customers for the Company's instruments to measure airborne particles. Many of these measurements are required by Food and Drug Administration to assure good manufacturing practices, product quality and cleanliness. The use of similar requirements is emerging in the food and beverage manufacturing industry.

Fluid Power: Instruments are supplied to monitor contamination levels in hydraulic and lubricating fluids used in power generation, construction equipment, automation, aircraft control systems, and other similar applications.

Drinking Water: Instruments are supplied to water processing plants to determine the quality of drinking water and increase the efficiency in recycling filters.

(3) Products for Electric Utilities

Outdoor Lighting Controls: The Company produces over five million photoelectric controls each year for street, highway, industrial and residential outdoor area lighting applications. These devices contain a photo cell and a thermal, electromechanical or electronic control. Each of these versions address a specific application need.

Capacitor Controls: These electronic devices monitor several parameters to optimize capacitor switching which reduces line losses and manages voltage profile on an electric utility's distribution system.

Fault Indicators: These electronic devices are placed at key points on an electrical utility's distribution system to assist in the rapid restoration of power by targeting the location of line failures.

Metering Devices: These instruments services are used to test and verify calibration and integrity of three-phase meters and their installations.

(4) Electronic Ballast for Fluorescent Lamps:

Since 1994, Pacific Scientific Company has been developing a product line of electronic ballasts for fluorescent lamps. Since the fall of 1995, the Company has been supplying a three-way, screw-in compact adapter for table lamps and an ON/OFF screw-in adapter sold to a major lamp manufacturer. Pacific Scientific's main objective in entering the electronic ballast business is to supply dimming ballasts which use existing wiring and are controllable with low-cost incandescent dimmers. Several versions of these dimmable ballasts were produced and tested by potential customers. The Company also developed a Sense-A-Volt(TM) smart ballast which adjusts to line voltages between 110 and 280 volts. In July 1996, the Company announced that its dimming ballast and Sense-A-Volt product lines would be reengineered and that the applications would be limited to the compact fluorescent lamps (reference "Restructuring Charge" described in Item 7, Management's Discussion and Analysis). Three-way and ON/OFF ballasts continued to be sold. In 1997, the Company is reintroducing its product line of dimming and Sense-A-Volt ballasts for compact fluorescent lamps. The Company's success with this reintroduced product line cannot be projected at this time (reference is made to the risks described at the end of Item 7, Management's Discussion and Analysis).

The various operating divisions and wholly-owned subsidiaries of the Registrant, under the Electrical Equipment segment, are organized as follows:

Automation Technology Group           Instruments Group
     Motor Products Division          HIAC/Royco Division
     Motion Technology Division       High Yield Technology, Inc.
     Eduard Bautz GmbH                Met One, Inc.
     Powertec Division                Pacific Scientific GmbH
     Automation Intelligence, Inc.    Pacific Scientific Ltd.
Fisher Pierce Division                Pacific Scientific S.A.R.L.
     Royce Thompson Ltd.              Pacific Scientific Service Inc.
Solium Inc.                           Wermex Corporation
Electro Kinetics Division             Bobinas del Sur, S.A. de C.V.

Safety Equipment

Pacific Scientific's Safety Equipment is grouped into four categories, Fire detection and suppression, and personnel restraints and other flight control devices, service business and pyrotechnic devices.

Fire detection and Suppression: Fire detection uses a patented thermal couple wire and/or an optical detector to identify areas of unusual heat, fire or explosion. The fire detection products are used in aircraft, military vehicles and recently on city buses which have been converted to clean-burning alternative fuels. The fire suppression portion of the product line consists of manufacturing pressure vessels and valves to hold and release the fire suppression agent. The fire suppression agent is generally Halon. In addition to pressure vessels for fire suppression, the Company also manufactures other vessels for high-pressure pneumatic applications.

Personnel Restraints and Other Flight Control Devices: The Company manufactures personnel restraint equipment (shoulder and lap belts) for aircraft applications. The major product emphasis is for the flight crew, but the Company also supplies lap belts for passenger seats. Other flight control products are mainly mechanical devices such as cable tension regulators and various other apparatus for adjusting pedals and seats.

Service Business: Both the fire suppression and personnel restraint equipment manufactured by the Company require routine service. The Company supplies this service in Los Angeles, California; Miami, Florida; London, England and Singapore.

Pyrotechnic Devices: The valves on the Company's fire suppression products are activated by pyrotechnic devices. The Company produces pyrotechnic devices for its own use and for other military and industrial applications.

The various operating divisions and wholly-owned subsidiaries of the Registrant, under the Safety Equipment segment, are as follows:

HTL/Kin-Tech Division         Energy Dynamics Division
Pacific Scientific Ltd.

Employees

The Company and its subsidiaries employ 2,375 persons as of December 27, 1996. Of these employees, 2,177 are employed in North America, none of which are subject to collective bargaining agreements and the Registrant has never experienced a work stoppage. Management believes that its employee relationships are good.

Research and Development

Research and development is conducted by the Registrant at its various United States divisions for its own account and at some locations for customers on a contract basis. For its own account, the Registrant spent $15,974,000, $15,750,000 and $11,793,000 in 1996, 1995 and 1994, respectively, on research and development.

Major Customers

No single customer represents in excess of 10% of the Registrant's sales. Approximately 10% of Registrant's sales in 1996 were attributable to United States defense contracts, of which 4% were awarded directly to the Registrant by the United States government and 6% through subcontracting procedures.

The Company's net sales under prime contracts to defense agencies of the U.S. Government were $12,727,000 in 1996, $7,256,000 in 1995 and $8,096,000 in 1994.
Virtually all defense programs are subject to curtailment or cancellation due to the annual nature of the government appropriations and allocations process. A material reduction in United States government appropriations for defense programs may have an adverse effect on the Registrant's business, depending on the specific defense programs affected by any such reduction. Currently, the Registrant is not aware of the curtailment or cancellation of any United States defense program, under which Registrant is performing as either a prime contractor or subcontractor, that would have a material adverse effect on the Registrant's business. Government contracts are subject to termination by the government without cause, but in the event of such termination, the Registrant would ordinarily be entitled to reasonable compensation for work completed prior to termination.

International Sales

International sales represented approximately 28% ($83,226,000) in 1996, 28% ($80,695,000) in 1995 and 21% ($52,652,000) in 1994 of Registrant's total sales.
The Registrant is not aware of any unusual risks attendant to its foreign operations. All sales made from the U.S. directly to other countries are quoted and paid in U.S. dollars and, in some cases, the Registrant requires a Letter of Credit. Most sales made by the Company's foreign subsidiaries are made in local currency and the Company selectively hedges these currency exposures.

Marketing and Sales

The responsibility for marketing and sales activity of the Registrant is assigned to its operating units, groups, divisions and subsidiaries. Generally, customer-related marketing and sales operations are organized by product lines or markets. Markets include the semiconductor industry, health sciences or aircraft industry. Within product lines or markets, sales activities are generally organized by geographic regions. Selling is through a combination of the Registrant's own sales personnel, sales representatives and distributors in the Americas, Europe, Asia and the Pacific. Where appropriate, the Registrant uses telemarketing and telesales. Advertising, direct mail, catalogs, trade shows and periodic publications support the marketing and sales effort. A continued program of technical training is supplied for salespersons, representatives and distributors.

Sources of Raw Material

The Registrant's manufacturing operations consist primarily of fabricating and assembling parts, components and units into finished products and then testing the products. Raw materials, parts, components and some assemblies are obtained from independent suppliers. Except as described in the following paragraph, the Registrant generally has not experienced any serious difficulty in obtaining adequate supplies of required materials and services, and continues to seek secondary sources of supply in the few cases where it relies upon a single supplier.

The Registrant has experienced delays in delivery of completed circuit boards for its motor drive and control businesses. Starting in 1997, the Registrant will utilize the circuit board capacity within the Company for circuit board processing, including mounting of components and testing.

Within the Safety Equipment segment, Halon 1301, the fire suppression agent used in aircraft fire suppression systems, contains chlorofluorocarbons, ozone depleting chemicals. By international agreement, the production of Halon 1301 was discontinued in 1993 in most parts of the world. The Registrant has been able to maintain a level of supply of recycled Halon 1301 that management believes is adequate to meet current demands. Efforts to introduce a replacement agent have been suspended until such time that recycled Halon 1301 is not available at reasonable prices. The Registrant has certain rights to market Triodide, a drop-in replacement for Halon 1301. To date, Triodide has not been approved by the United States Federal Aviation Authority or Department of Defense.

Effect of Patents, Trademarks, Licenses, etc.

The Registrant owns numerous United States and foreign patents expiring at various dates through 2012. The Registrant also owns a number of trademarks. Although, in the opinion of the Registrant, these patents and trademarks have been and are expected to be of value, the loss of any single item or group of related items would not have a material effect on the conduct of the existing business.

Backlog

The backlog of unfilled purchase orders, believed by the Registrant to be firm, amounted to $97 million on December 27, 1996, compared with a backlog of $98 million and $87 million at the end of 1995 and 1994, respectively. The Registrant considers an unfilled purchase order to be firm when a specific delivery date has been established by the parties. Of the backlog, approximately 80% is expected to be shipped in the current fiscal year. The amount of the Registrant's backlog at any time does not reflect expected revenues for any fiscal period.

Environmental Compliance

In the opinion of the Registrant, compliance with existing federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material adverse impact upon the Registrant's financial position, capital expenditures, operating results, competitive position or liquidity. The Registrant regularly makes routine capital expenditures for environmental control facilities. For the fiscal year ended December 27, 1996, the Registrant has not incurred any material amount of capital expenditures for environmental control facilities, and for future periods does not expect such capital expenditures to be material to current operations. For cost of future clean-up activities, the Company has increased its environmental related accrual by $1.1 million to $1.6 million during the year ended December 27, 1996.

Additional information concerning environmental compliance is included in "Management's Discussion and Analysis" under Item 7 and in Note 11 to the financial statements under Item 8 of this submission.

  Competition

A number of companies, some of which are significantly larger than Registrant, manufacture products which compete directly with those the Registrant produces. No single company competes with Registrant across its entire product line. The Registrant's competitive strategy is to achieve cost and quality advantages, offer excellent customer service, and broaden the markets in which its core competencies can be applied. Competition by major product line is as follows:

(1)  Electrical Equipment

Electric Motors and Generators: The Registrant's five industrial and commercial motor lines are primarily sold for industrial applications with some motors being used in consumer products. The market for permanent magnet brush-type DC motors is extremely fragmented and none of the three main domestic competitors, Baldor Electric Co., Magnetek, Inc. and Leeson Electric Corporation, has a dominant market share. The emerging market for brushless DC servo motors, drives and controls has many competitors vying for market share in industrial markets, although the Registrant believes it has one of the largest shares of the U.S. market

(excluding the machine tool area, in which it does not compete). Major competitors in the brushless DC motor market area include Reliance Electric Co., a part of Rockwell International Corporation, Kollmorgen Corporation, Indramat, a division of Rexroth Corporation and Yasakawa Electric America, Inc. The Registrant knows of no competitor that offers a product similar to its Powertec line of high-horsepower variable-speed brushless DC motors and drives. However, there are alternative technologies available which meet similar requirements. In stepper drives and motors, there are many competitors, with the three largest being Superior Electric Co., a division of Dana Corporation, Oriental Motors USA Corporation and Compumotor, a division of Parker-Hannifin Corporation. The Registrant has a major share of the market for low inertia motors used in applications requiring very fast starting and stopping. The generator product line, for use mainly in aircraft and missiles, has several significant domestic competitors making air cooled generators with output of up to 50kw.

Motion Controls: Motion technology products (control products and drives) are mainly sold in conjunction with Registrant's brushless servo and stepper motor products and they, therefore, have similar competitors. The major competitor in multi-axis system control is Allen-Bradley Company, Inc., a subsidiary of Rockwell International Corporation.

Products for Electrical Utilities: The Registrant and at least four major competitors account for virtually all of the United States market for outdoor lighting controls. However, the Registrant has a major share of the United States and United Kingdom markets for lighting controls used in street and highway lighting. A major share of the market for capacitor controls is also held by the Registrant. Lesser shares are held in the markets for fault indicators and the Registrant's line of metering devices. Other competitors for fault indicators include Schweitzer, Inc. and the Horstmann GmbH.

Particle Monitoring Instruments: In particle monitoring, the Registrant has a leading market position for sensing particulate contamination in liquid, air and vacuum environments. There are at least six direct global competitors for particle monitoring. The major U.S. competitor is PMS, Inc.

Solium Ballast: The Registrant currently competes only in the compact fluorescent ballast market. Patents have been applied for its Solium dimming technology. Using other technology, there are other manufacturers of dimming ballasts including Motorola, Inc. and Advanced Transformer Co., a subsidiary of Philips Electronics N.V. and Lutron Electronics Co., Inc. In addition to the dimming capability, Solium offers Sense-A-Volt ballasts which adapt to input voltages of 110 to 280.

(2)  Safety Equipment

Fire Detection, Suppression and Restraints: The Registrant has a leading position in the aircraft market for its aircraft fire suppression product line. There is one significant domestic competitor in the fire suppression product line, Walter Kidde, Inc., with three other competitors sharing a smaller portion of the market. There are at least five other competitors for fire detection equipment sold to the aerospace and military vehicle markets with the leader being Santa Barbara Dual Spectrum, a division of Williams Holding Ltd. The Registrant's ballistic and inertia reels, which are used mainly in aircraft for the safety restraint of the crews, has, at minimum, two known major competitors in the United States and two in Europe. For passenger lap belts, the Registrant's major competitor is Am-Safe Inc. There are two principal competitors for the cable tension regulator, the Registrant's principal flight control component.

Pyrotechnics: The pyrotechnic product line addresses multiple niches within the domestic aerospace and commercial oil well marketplace, and the Registrant has at least two competitors in each segment. Among its largest competitors are OEA, Inc., Special Devices, Inc. and HiShear Inc.

ITEM 2.  PROPERTIES

The following table provides certain information as to the Registrant's principal general offices and manufacturing facilities:

                  OWNED
    ----------------------------------
    Oxnard, CA........................  Undeveloped land                        5.7 Acres
    Grants Pass, OR...................  Met One offices/manufacturing           43,913 SF
                                        plant

                  LEASED
    ----------------------------------
    Chandler, AZ......................  Energy Dynamics Division                44,600 SF
    Duarte, CA........................  HTL/Kin-Tech Division                   85,000 SF
    Newport Beach, CA.................  Corporate Headquarters                  14,000 SF
    Santa Barbara, CA.................  Electro Kinetics Division               56,000 SF
    Sunnyvale, CA.....................  High Yield Technology, Inc.             30,000 SF
    Yorba Linda, CA...................  HTL/Kin-Tech Division                   60,000 SF
    Broomfield, CO....................  Motor Products Division                 15,000 SF
    Birmingham, England...............  Royce Thompson Ltd.                     26,600 SF
    Miami, FL.........................  HTL/Kin-Tech Division                   10,000 SF
    Duluth, GA........................  Automation Intelligence, Inc.           27,000 SF
    Weiterstadt, Germany..............  Eduard Bautz GmbH                       18,300 SF
    Rockford, IL......................  Motor Products Division                120,000 SF
    Silver Spring, MD.................  HIAC/Royco Division                     35,000 SF
    Randolph, MA......................  Solium, Inc.                            80,000 SF
    Weymouth, MA......................  Fisher Pierce Division                  80,000 SF
    Wilmington, MA....................  Motion Technology Division              65,000 SF
    Juarez, Mexico....................  Bobinas del Sur, S.A. de C.V.           38,000 SF
    Rock Hill, SC.....................  Motor Products Division                 37,000 SF

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

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is a co-defendant with certain of its past and present officers in actions filed in the United States District Court for the Central District of California. One action was filed by a purchaser of the Company's common stock and the second action was filed by a purchaser of the Company's convertible debentures. The Federal Court has combined the complaints and ordered that a class of stockholders and a class of debenture holders be certified. The complaint alleges that the Company and certain of its officers made false and misleading statements regarding the Company and its Solium subsidiary. The complaint further alleges that the market prices of the common stock and the debentures were "artificially inflated" in the period of October 3, 1994 through July 2, 1996, thereby causing damages to the class members.

The Registrant is also a co-defendant with certain of its past and present officers in an action filed in the Superior Court of Orange County, California by prior stockholders of Met One, Inc. The complaint is similar to the above class action complaint, alleging that the Company made false and misleading statements regarding the Company and its Solium subsidiary. Damages and rescission of the sale are sought based on several causes of actions.

The Registrant believes the claims made in both complaints are without merit and the Company intends to vigorously pursue its defense. The Registrant, at this time, is not able to determine the eventual disposition of these matters.

In addition, from time to time, as a normal incident of the nature of the Registrant's business, various claims, charges and litigation are asserted or commenced against the Company. These claims arise from related contractual matters, personal injury, patents, environmental matters and product liability.

While there can be no assurance that the Company will prevail in any of the foregoing matters, the Registrant does not believe that these matters will have a material adverse effect on its consolidated financial position or consolidated results of operations. However, in all matters of litigation, an unfavorable outcome could have an adverse effect on the Company's consolidated results of operations in the quarter in which that matter is resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth (i) the name and age of each present executive and other officer of the Registrant, (ii) the position(s) presently held by each person named and (iii) the principal occupation held by each person named over the past five years.

  EXECUTIVE OFFICER     AGE             POSITION                    BUSINESS EXPERIENCE
----------------------  ---   ----------------------------  ------------------------------------
Lester "Buck" Hill....  53    Chairman of the Board,        Chairman, President and CEO since
                              President and CEO             February 1997; 1996-1997 Consultant;
                                                            1992-1995 Executive Vice President,
                                                            Communications Division, General
                                                            Instrument

Richard V. Plat.......  67    Executive Vice President,     Executive Vice President since 1994;
                              Chief Financial Officer and   1989-1994 Senior Vice President;
                              Secretary                     1977-1983 Vice President
William T. Fejes......  40    Senior Vice President,        Senior Vice President since 1995;
                              President of the Automation   1994-1995 Vice President; 1981-1994
                              Technology Group              various management positions with
                                                            the Company

Steven L. Breitzka....  39    Vice President, President of  Vice President since 1992; 1982-1992
                              Fisher Pierce Division        various management positions within
                                                            the Company

Richard G. Knoblock...  56    Vice President, President of  Vice President since 1988
                              the HTL/Kin-Tech and Electro
                              Kinetics Divisions

Joseph R. Monkowski...  43    Vice President, President of  Vice President since 1994; 1993-1994
                              the Instruments Group         Vice President, Photon Dynamics,
                                                            Inc.; 1990-1992 Executive Vice
                                                            President, Lam Research Corp.

Ronald B. Nelson......  57    Vice President, President of  Vice President since 1990
                              Motor Products Division

William H. Amadon.....  43    Controller                    Controller since January 1997;
                                                            1994-1996 Controller, Earth Tech
                                                            Inc.; 1988-1994 Chief Financial
                                                            Officer, NBS/Lowry Inc.

Peer A. Swan..........  52    Treasurer                     Treasurer since 1982; Assistant
                                                            Treasurer since 1977

Ailen Younanpour......  45    Assistant Secretary           Assistant Secretary since 1996;
                                                            Administrative Specialist since 1988

No officer of the Registrant is related to any other officer of the Registrant. All officers of the Registrant, except for Mr. Hill, serve at the discretion of the Board of Directors. No understanding or arrangement exists between any executive officer and any other person pursuant to which they were chosen as an officer. Mr. Edgar S. Brower resigned as an officer of the Company on February 19, 1997 and was succeeded by Mr. Hill.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded on the New York Stock Exchange under the symbol PSX. The table below sets forth the high, low and closing prices of the common stock during the three most recent years.

                 STOCK PRICE             Q-1        Q-2        Q-3        Q-4        YEAR
        ------------------------------  ------     ------     ------     ------     ------
        1996
          High........................  $24.88     $22.38     $16.50     $13.25     $24.88
          Low.........................   18.75      15.25      11.00      10.25      10.25
          Close.......................   21.13      15.75      13.00      11.00      11.00

        1995
          High........................  $24.13     $21.75     $26.50     $27.38     $27.38
          Low.........................   16.50      14.13      17.88      19.50      14.13
          Close.......................   20.50      18.00      24.13      25.00      25.00

        1994
          High........................  $13.32     $14.25     $13.94     $23.75     $23.75
          Low.........................   10.69      10.88      11.19      14.00      10.69
          Close.......................   11.19      12.50      13.82      20.25      20.25

As of February 28, 1997, there were 1,428 stockholders of record. The total number of beneficial holders of Registrant's common stock is estimated at approximately 7,700. Registrant's common stock is traded on the New York, Midwest and Pacific Stock Exchanges. Quarterly dividends paid by the Registrant are shown in Note 3 of the Notes to the Consolidated Financial Statements.

See Note 3 of the Registrant's Notes to the Consolidated Financial Statements, for information concerning restrictions on the aggregate amount of common stock dividends payable and the repurchase of the Registrant's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The Registrant's five-year selected financial data is as follows (in thousands, except per share amounts):

                                       1996        1995(1)      1994(1)      1993(1)      1992(1)
                                     --------      --------     --------     --------     --------
Net Sales..........................  $294,779      $284,812     $247,683     $206,609     $183,308
Net Income.........................  $    169(2)   $ 12,750     $ 10,261     $  8,343     $  5,331
Net Income per Share(3)............  $   0.01(2)   $   1.01     $   0.83     $   0.70     $   0.45
Total Assets.......................  $229,490      $225,018     $180,635     $168,588     $141,614
Long-Term Debt.....................  $ 83,108      $ 63,719     $ 42,936     $ 44,840     $ 29,206
Capital Leases.....................        --            --           --           --           --
Cash Dividends per Share...........  $   0.12      $   0.12     $   0.06     $   0.06     $   0.06

---------------
(1) Periods prior to 1996 include the effect of the 1995 merger with Met One, Inc., accounted for as a pooling of interest.

(2) Includes $4,500,000 restructuring and other charges regarding the Solium subsidiary.

(3) All data is adjusted for the two-for-one stock split, effective December 16, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales: 1996 vs. 1995

The Company reported sales of $294.8 million for 1996, up $10.0 million, or 4%, from $284.8 million in 1995. The Electrical Equipment segment accounted for 75% ($219.7 million) of these sales, while the Safety Equipment segment accounted for 25% ($75.1 million). Of the $10.0 million increase in total sales, $8.2 million came from Safety Equipment and $1.8 million came from Electrical Equipment.

Sales of electric motors and controls represent nearly half of the Company's total sales. Important markets for motors and controls are the manufacturers of equipment used in semiconductor fabrication, electronic assembly and plastic molding and extrusion. In 1996, these markets did not grow at their past rates. The resulting reduction in the Company's sales to these markets could not be fully offset by growth in other motor and control markets. In total, sales of motors and controls in 1996 were down 3% from 1995.

The Company's Instruments Group manufactures equipment for detecting and measuring particles in liquids, vacuums, solids and gases. Within this group, the High Yield Technology (HYT) operation sells mainly to semiconductor manufacturers. With a leveling of demand for semiconductors in 1996, many of these customers deferred the purchase of HYT equipment. HYT sales were down 33% from 1995. This reduction in sales at HYT was greater than the gain in sales recorded by the HIAC/Royco and Met One operations. In total, the instruments business was down 1% from the prior year. The decrease in sales of the instruments business includes the effect of HIAC/Royco divesting its line of products for monitoring drinking water in early 1996, as required by the U.S. Department of Justice. The divestiture was required as a condition for the Company's acquisition of Met One on December 29, 1995.

Sales by the Fisher Pierce and Royce Thompson operations, which serve the electric utility industry, increased 14% in 1996. Most of the improvement came in sales of outdoor lighting controls. The Company believes this increase is attributable to customers' recognition that the Company has upgraded its product offering. Sales of products that improve the efficiency of electric power distribution also increased.

The Solium operation had sales of $2.4 million in 1996 as compared to $0.1 million sales in 1995. In July of 1996, Solium discontinued sales efforts on its then current versions of wire-in ballasts and continued to sell its line of screw-in adapters. The reengineered wire-in products were reintroduced to the market in early 1997. The level of demand for Solium's ballasts is yet to be determined.

Sales by the Safety Equipment segment were up 12% over the prior year. The sales increase was broadly spread across the product lines, with growth occurring in commercial, military and space applications. The increased demand for commercial aircraft and increased profitability in the airline business helped to increase the sales of the Safety Equipment segment.

Sales: 1995 vs. 1994

The Company reported sales of $284.8 million for 1995, up $37.1 million, or 15%, from $247.7 million in 1994. The Electrical Equipment segment accounted for 77% ($217.9) million) of sales, while the Safety Equipment segment accounted for 23% ($66.9 million). Of the $37.1 million increase in 1995 sales, $21.5 million came from acquisitions which occurred in 1994 and 1995, and which were accounted for as purchases. Without these acquisitions, sales would have been up 6%. Sales in the Electrical Equipment segment were up 21% in 1995, and sales in the Safety Equipment segment were approximately equal to those of the prior year. Combined and separate results for Pacific Scientific and Met One, during the periods preceding the merger, are shown in Note 8 to the Notes to the Consolidated Financial Statements.

International Sales

In 1996, the Company continued to achieve its objective of realizing significant sales to customers outside the U.S. The percentage of sales to customers outside the U.S. was 28% in both 1996 and 1995, as compared to

21% in 1994. Sales under U.S. defense contracts (as either a prime contractor or a subcontractor) were 10% of total sales in 1996 and 1995, declining from 15% in 1994.

Order Backlog

The order backlog at the end of 1996 was $97 million as compared to $98 million and $87 million at the end of 1995 and 1994, respectively. The backlog of orders for Electrical Equipment products increased between 1995 and 1996. The backlog for Safety Equipment products declined by approximately $4 million, although this reduction does not necessarily indicate lower sales in 1997.

Gross Margins

Gross profit margins, as a percentage of sales, are as follows for the past three years:

                                                                 1996     1995     1994
                                                                 ----     ----     ----
        Gross profit margin....................................  31.1%    34.6%    33.4%

The 3.5-point decline in gross margin percentage is primarily attributable to events within the motor and control area and at Solium. The motor and control area accounted for about 2 of the 3.5 points decline. The contributing factors were a decline in sales volume, reorganization of the Powertec product line, price pressure on electronic drives and a decline in margins at the Bautz operation. In 1996, the mix of sales at Bautz resulted in a lower gross margin when compared with the prior year. Manufacturing start-up expenses associated with the Solium operation reduced gross margins by approximately 1 percentage point. The rest of the decline in gross margin stemmed from the Instruments Group and the Safety Equipment segment, where there were small decreases. These decreases were partially offset by increase in gross margins at the Fisher Pierce operation.

Selling and Marketing Expense

Selling and marketing expenses, as a percentage of sales, are as follows for the past three years:

                                                                 1996     1995     1994
                                                                 ----     ----     ----
        Selling and marketing expense..........................  11.4%    11.2%    11.0%

The percentage of selling and marketing expenses increased slightly in 1996 over 1995. Considerable marketing expense was associated with the start-up of Solium. Without Solium, 1996 selling and marketing expense would have been 11.0%.

General and Administrative Expense

General and administrative expenses, as a percentage of sales, are as follows for the past three years:

                                                                 1996     1995     1994
                                                                 ----     ----     ----
        General and administrative expense.....................  10.1%    9.7 %    10.0%

Included in general and administrative expense are the amortization of patents, trademarks and other intangibles, and the excess of cost over net assets of acquired businesses. Such amortization amounted to $2.2 million, $2.1 million and $1.9 million in 1996, 1995 and 1994, respectively. Excluding these noncash amortization expenses, general and administrative expenses, as a percentage of sales, would have been 9.4%, 8.9% and 9.2% for 1996, 1995 and 1994, respectively.

Research and Development Expense

Research and development expenses, as a percentage of sales, are as follows for the past three years:

                                                                  1996     1995     1994
                                                                  ----     ----     ----
        Research and development expense........................  5.4 %    5.5 %    4.8 %

Research and development expense amounted to 6.3% of sales in the Electrical Equipment segment and 2.8% of sales in the Safety Equipment segment. The ratio of R&D expense to sales is believed to be at the high end of the range for this expense at similar companies for similar product lines. There are no assurances that the Company's R&D efforts will significantly increase future sales. Revenues from R&D efforts funded by others are included in net sales in the accompanying consolidated financial statements, and the related expenses are included in cost of sales.

Restructuring And Other Charges

The Company's 1996 results reflect a charge of $7.5 million (after taxes, $4.5 million) relating to Solium restructuring and other related charges. The restructuring plan was based on the recognition that the Solium subsidiary was addressing too many different markets and was preparing for high-volume production too quickly. The objective of the restructuring was to limit the ballast product line to compact-fluorescent-lamp applications, the fastest-growing part of the market. All work on ballasts for linear fluorescent lamps was discontinued. The Company's success with the reintroduced product line cannot be projected at this time (reference is made to risks described at the end of Item 7, Management's Discussion and Analysis).

Following is a schedule of costs included in the Solium restructuring and other charges (in millions):

        Reduction in inventory valuation......................................  $4.0
        Asset write-down......................................................   1.5
        Restructuring expense, including terminations.........................   1.0
        Other expenses........................................................   1.0
                                                                                ----
                  Total restructuring and other charges.......................  $7.5
                                                                                ====

Of the total restructuring and other charges, approximately $1.5 million resulted in cash payments, during 1996.

Interest Expense

Net interest expense for the past three years is as follows (in millions):

                                                                 1996     1995     1994
                                                                 ----     ----     ----
        Net interest expense...................................  $5.1     $4.3     $2.9

Short- and long-term bank borrowings increased $4.6 million in 1996 to $60.5 million. Nonrecurring cash requirements in 1996 included approximately $16.0 million of additional cash investments in Solium and approximately $5.8 million for the installation of a new management information system. Cash expenditures have been substantially reduced at Solium and it is planned that cash expenditure for the Company's new management information system will be reduced from the prior year. Average rates on bank borrowings at the end of 1996, 1995 and 1994 were 6.0%, 6.1% and 7.2%, respectively.

  Income Before Income Taxes

Income before income taxes has been as follows for the past three years (in millions):

                                                               1996     1995      1994
                                                               ----     -----     -----
        Income before income taxes...........................  $0.3     $20.1     $16.7

The $19.8 million reduction in income before taxes between 1995 and 1996 can be accounted for as follows (in millions):

                                                           1996       1995      DIFFERENCE
                                                          ------     ------     ----------
        Solium
          Operating loss................................  $ (7.0)    $ (2.7)      $ (4.3)
          Restructuring and other charges...............    (7.5)        --         (7.5)
                                                          ------      -----       ------
                  Total.................................   (14.5)      (2.7)       (11.8)
        Electrical Equipment............................    17.8       24.6         (6.8)
        Safety Equipment................................     7.5        7.6         (0.1)
        Interest and Other..............................   (10.5)      (9.4)        (1.1)
                                                          ------      -----       ------
                  Total.................................  $  0.3     $ 20.1       $(19.8)
                                                          ======      =====       ======

The $4.3 million increase in Solium operating losses was the result of addressing too many different florescent ballast markets, preparing for high-volume production too quickly and not realizing the sales growth expected. The restructuring charge has been explained previously.

The $6.8 million reduction in operating income for the Electrical Equipment segment was mainly the result of lower earnings in the motor and control business. Operating income for this business declined to 7.7% of sales in 1996 from 12.8% in 1995. Reduced sales and nonrecurring reorganization expenses in the Powertec operation (including employee termination pay) lowered Powertec's operating income by nearly $4 million. Approximately $3.0 million reduction in operating income occurred at the Bautz operation. However, Bautz remained solidly profitable, with an operating margin of 12.6%. Finally, reduced sales to the semiconductor capital goods market, declining prices for electronic products, and delays in releasing some new motor and electronic products further reduced operating income of the motor and control business. Operating income of the Instruments Group was approximately $0.9 million less in 1996 than in 1995 due to reduced sales by the HYT unit. Operating income of the Fisher Pierce operation improved between 1995 and 1996 by nearly $1.1 million.

Operating income in the Safety Equipment segment was approximately equal to the prior year, despite higher sales volume due to lower gross margins.

The effective income tax rate, as a percentage of pretax income, is as follows for the past three years:

                                                                 1996     1995     1994
                                                                 ----     ----     ----
        Effective income tax rate..............................  43.7%    36.5%    38.7%

The effective income tax rate increased in 1996 because a larger share of the Company's total earnings came from its German operation which has a higher effective tax rate. Amortization expense of other assets, which is not tax deductible, became more significant due to the lower level of earnings in 1996. In addition, the 1995 effective income tax rate had been favorably impacted by the utilization of certain net operating loss carryforwards in Germany.

The Internal Revenue Service has completed its examination of the Company's federal returns for the years 1992, 1993 and 1994. No material adjustments resulted from this examination. The only open years for IRS examination are now 1995 and 1996. The Company estimates that its effective tax rate in 1997 to be approximately 39% (reference is made to risks described at the end of Item 7, Management's Discussion and Analysis).

Net Income

Net income, as a percentage of sales, is as follows for the past three years:

                                                                  1996     1995     1994
                                                                  ----     ----     ----
        Net income..............................................  0.1 %    4.5 %    4.1 %

Equivalent Shares Outstanding

For earnings per share calculations, the average common and common-equivalent shares outstanding for the past three years are as follows:

                                                    1996           1995           1994
                                                 -----------    -----------    -----------
        Primary earnings.......................   12,457,000     12,514,000     12,215,000
        Fully diluted earnings.................   12,457,000     13,501,000     12,419,000

The change in the number of common and common-equivalent shares outstanding is due to the exercise of stock options and the dilutive effect of stock options granted but not exercised. The calculation of this number is based on the average price of the Company's common stock traded on the New York Stock Exchange throughout each year. The fully diluted earnings per share reflect the maximum extent of dilution resulting from outstanding stock options, based on the closing price of the Company's common stock at the end of each year. The number of fully diluted shares was larger in 1995 than in 1996 and 1994 primarily because of the assumed conversion of the Company's outstanding convertible debentures. The convertible debentures were dilutive in 1995 but antidilutive in 1994 and 1996.

Employees

Pacific Scientific had 2,375 employees at the end of 1996. Over the past three years, sales per employee (based on the average number of employees, including part-time employees) have been as follows:

                                                       1996         1995         1994
                                                     --------     --------     --------
        Sales per employee.........................  $125,900     $129,700     $127,800

Contributing to the reduction in sales per employee were the reorganization of the Powertec operation (including relocation of a product line) and the unexpected drop in sales at HYT.

LIQUIDITY AND CAPITAL RESOURCES

The consolidated balance sheet of the Company remained strong at the end of 1996. The current ratio of the Company continues to improve, as shown in the following table (in millions):

                                                             1996       1995      1994
                                                            ------     ------     -----
        Current assets....................................  $116.9     $119.4     $94.1
        Current liabilities...............................  $ 33.9     $ 48.0     $40.9
        Working capital...................................  $ 82.9     $ 71.4     $53.2
        Current ratio.....................................   3.4:1      2.5:1     2.3:1

Accounts Receivable

The Company's experience in collecting receivables from customers remains relatively constant. At the end of 1996, average collection of accounts receivable was 57 days as compared to 63 days in 1995 and 57 days in 1994. The average days receivable at the end of 1996 are calculated excluding the $3.5 million receivable, recorded in connection with the sale of the property in Anaheim, California, in December of 1996. This receivable was collected in January 1997.

Inventories

Inventories were $52.2 million at the end of 1996 as compared to $53.4 million and $39.3 million at the end of 1995 and 1994, respectively. Inventory turns per year were 4.0, 3.4 and 4.7 at the end of 1996, 1995 and 1994, respectively. Inventory turns at Solium and HYT were well below the Company average due to lower-than-expected sales.

Environmental Issues

The Company is continuing environmental remediation at one of its former plant sites and is monitoring at two other sites. Additionally, the Company has been designated as potentially responsible, along with other companies, for future remediation at five waste disposal sites. The Company establishes reserves for such costs as are probable and reasonably estimatable, and believes that the ultimate liability incurred will not have a material adverse effect on the liquidity, operating results or financial position of the Company. Additional information concerning contingent liabilities for environmental matters is disclosed in Note 11 to the Consolidated Financial Statements.

Cash and Debt

At the end of 1996, the Company had cash of $3.0 million, plus $6.2 million of restricted cash representing the proceeds of Industrial Revenue Bonds that the Company issued in 1989 in anticipation of building a new manufacturing facility.

Total debt at the end of 1996 -- including both short- and long-term bank debt, convertible subordinated debt and Industrial Revenue Bonds -- totaled $83.1 million, up from $78.6 million in the prior year. The major cash expenditure in 1996 was for fixed assets and totaled $21.6 million, of which $5.8 million related to investments in a new management information system. In 1995 and 1994, expenditures for capital equipment investments totaled $19.3 million and $9.6 million, respectively. Fixed asset expenditures at Solium have totaled $7.7 million in 1995 and 1996.

The Company maintains $75,000,000 of unsecured lines of credit, all of which are long-term committed credit lines and of which $60,509,000 was outstanding with an additional $5,100,000 committed to back standby letters of credit on December 27, 1996. All $75,000,000 can be borrowed at rates that do not exceed one percent (1%) over the London Interbank Offered Rate (LIBOR) or at the bank's prime rate. The average interest rate on borrowed bank funds at the end of 1996 was 6.0%. The long-term credit line expires on July 31, 1998.

The ratio of debt (less restricted cash) to capital was 42%, 35% and 28%, respectively in 1996, 1995 and 1994.

At the end of 1996, the Company had unused lines of credit of $9.4 million. The Company believes that it has the ability to expand its existing lines of credit and that these lines, together with internally generated funds, will provide the Company with sufficient capital to finance operations, fund planned capital expenditures and pay interest and dividends.

This Section and this entire Report on Form 10-K contain forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report.

Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; product development, commercialization and technological difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Pacific Scientific Company:

We have audited the accompanying consolidated balance sheets of Pacific Scientific Company and subsidiaries as of December 27, 1996, December 29, 1995 and December 30, 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the fiscal years then ended. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Scientific Company and subsidiaries as of December 27, 1996, December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the fiscal years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
---------------------------------------------------

Costa Mesa, California
January 31, 1997

                           PACIFIC SCIENTIFIC COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

                                                       1996             1995             1994
                                                   ------------     ------------     ------------
NET SALES......................................    $294,779,000     $284,812,000     $247,683,000
                                                   ------------     ------------     ------------

COSTS AND EXPENSES
Cost of sales..................................     203,074,000      186,224,000      164,941,000
Selling and marketing..........................      33,730,000       31,993,000       27,218,000
General and administrative.....................      29,839,000       27,526,000       24,749,000
Research and development.......................      15,974,000       15,750,000       11,793,000
Cost of Solium restructuring and other
  charges......................................       7,500,000               --               --
                                                   ------------     ------------     ------------
          Total costs and expenses.............     290,117,000      261,493,000      228,701,000
                                                   ------------     ------------     ------------
Operating income...............................       4,662,000       23,319,000       18,982,000
                                                   ------------     ------------     ------------

OTHER EXPENSE
Interest expense-net...........................      (5,052,000)      (4,281,000)      (2,913,000)
Other income...................................         690,000        1,052,000          673,000
                                                   ------------     ------------     ------------
          Net other expense....................      (4,362,000)      (3,229,000)      (2,240,000)
                                                   ------------     ------------     ------------
Income before income taxes.....................         300,000       20,090,000       16,742,000
Income taxes...................................        (131,000)      (7,340,000)      (6,481,000)
                                                   ------------     ------------     ------------
NET INCOME.....................................    $    169,000     $ 12,750,000     $ 10,261,000
                                                   ============     ============     ============

EARNINGS PER SHARE
  Primary earnings per share...................    $       0.01     $       1.02     $       0.84
  Fully diluted earnings per share.............    $       0.01     $       1.01     $       0.83

         (See accompanying notes to consolidated financial statements)

                           PACIFIC SCIENTIFIC COMPANY

                          CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 27, 1996, DECEMBER 29, 1995
                             AND DECEMBER 30, 1994

                                                           1996           1995           1994
                                                       ------------   ------------   ------------
                                             ASSETS
CURRENT ASSETS
Cash.................................................  $  2,986,000   $  6,123,000   $  1,727,000
Trade receivables -- net.............................    53,591,000     52,253,000     45,864,000
Inventories..........................................    52,193.000     53,447,000     39,337,000
Deferred income taxes................................     7,023,000      4,970,000      4,667,000
Other current assets.................................     1,081,000      2,655,000      2,517,000
                                                       ------------   ------------   ------------
          Total current assets.......................   116,874,000    119,448,000     94,112,000
Net property.........................................    56,553,000     44,613,000     33,610,000
Restricted cash......................................     6,171,000      6,143,000      6,070,000
Note receivable......................................       844,000        844,000        711,000
Property held for sale...............................            --      3,300,000      3,300,000
Other assets -- net..................................    49,048,000     50,670,000     42,832,000
                                                       ------------   ------------   ------------
          Total assets...............................  $229,490,000   $225,018,000   $180,635,000
                                                       ============   ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings................................            --   $ 14,897,000   $  6,150,000
Accounts payable.....................................  $ 19,369,000     19,659,000     16,543,000
Accrued employee compensation and benefits...........     5,755,000      6,841,000      6,108,000
Other current liabilities............................     8,823,000      6,627,000     12,051,000
                                                       ------------   ------------   ------------
          Total current liabilities..................    33,947,000     48,024,000     40,852,000
                                                       ------------   ------------   ------------
Bank borrowings......................................    60,509,000     41,050,000     20,025,000
7 3/4% convertible subordinated debentures...........    16,974,000     17,044,000     17,286,000
Industrial development bonds.........................     5,625,000      5,625,000      5,625,000
Other long-term liabilities..........................     5,625,000      6,789,000      4,074,000

STOCKHOLDERS' EQUITY
Common stock, $1 par value...........................    12,195,000     12,071,000     11,922,000
Additional paid-in capital...........................     4,394,000      3,007,000        610,000
Cumulative translation adjustment....................      (282,000)      (261,000)            --
Note receivable from stockholder.....................            --       (125,000)      (125,000)
Retained earnings....................................    90,503,000     91,794,000     80,366,000
                                                       ------------   ------------   ------------
          Total stockholders' equity.................   106,810,000    106,486,000     92,773,000
                                                       ------------   ------------   ------------
          Total liabilities and stockholders'
          equity.....................................  $229,490,000   $225,018,000   $180,635,000
                                                       ============   ============   ============

         (See accompanying notes to consolidated financial statements)

                           PACIFIC SCIENTIFIC COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

                                              ADDITIONAL    CUMULATIVE    STOCKHOLDERS
                                  COMMON        PAID-IN     TRANSLATION       NOTE        RETAINED
                                   STOCK        CAPITAL     ADJUSTMENT     RECEIVABLE     EARNINGS        TOTAL
                                -----------   -----------   -----------   ------------   -----------   ------------
STOCKHOLDERS' EQUITY, DECEMBER
  31, 1993....................  $ 5,890,000   $ 5,165,000           --             --    $70,922,000   $ 81,977,000

Two-for-One Stock Split.......    5,960,000    (5,960,000)          --             --             --             --
Net Income for the Year.......           --            --           --             --     10,261,000     10,261,000
Common Stock Dividends........           --            --           --             --       (817,000)      (817,000)
Exercise of Stock Options.....       67,000     1,120,000           --             --             --      1,187,000
Conversion of Debentures......        5,000       190,000           --             --             --        195,000
Amortization of Restricted
  Stock Award.................           --        95,000           --             --             --         95,000
Note
  Receivable -- Stockholder...           --            --           --     $ (125,000)            --       (125,000)
                                -----------   -----------    ---------      ---------    -----------   ------------

STOCKHOLDERS' EQUITY, DECEMBER
  30, 1994....................   11,922,000       610,000           --       (125,000)    80,366,000     92,773,000

Net Income for the Year.......           --            --           --             --     12,750,000     12,750,000
Common Stock Dividends........           --            --           --             --     (1,322,000)    (1,322,000)
Exercise of Stock Options.....      136,000     1,965,000           --             --             --      2,101,000
Conversion of Debentures......       13,000       229,000           --             --             --        242,000
Amortization of Restricted
  Stock Award.................           --        55,000           --             --             --         55,000
Restricted Stock Benefit......           --       148,000           --             --             --        148,000
Cumulative Translation
  Adjustment..................           --            --    $(261,000)            --             --       (261,000)
                                -----------   -----------    ---------      ---------    -----------   ------------
STOCKHOLDERS' EQUITY, DECEMBER
  29, 1995....................   12,071,000     3,007,000     (261,000)      (125,000)    91,794,000    106,486,000

Net Income for the Year.......           --            --           --             --        169,000        169,000
Common Stock Dividends........           --            --           --             --     (1,460,000)    (1,460,000)
Exercise of Stock Options.....      120,000     1,321,000           --             --             --      1,441,000
Conversion of Debentures......        4,000        66,000           --             --             --         70,000
Cumulative Translation
  Adjustment..................           --            --      (21,000)            --             --        (21,000)
Payment of Note Receivable....           --            --           --        125,000             --        125,000
                                -----------   -----------    ---------      ---------    -----------   ------------
STOCKHOLDERS' EQUITY, DECEMBER
  27, 1996....................  $12,195,000   $ 4,394,000    $(282,000)            --    $90,503,000   $106,810,000
                                ===========   ===========    =========      =========    ===========   ============

         (See accompanying notes to consolidated financial statements)

                           PACIFIC SCIENTIFIC COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

                                                       1996             1995             1994
                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $    169,000     $ 12,750,000     $ 10,261,000
Depreciation and amortization....................    11,216,000       10,448,000       11,949,000
Deferred income taxes............................    (2,143,000)         915,000         (187,000)
Decrease in accrued employee benefit plan
  liabilities....................................    (1,074,000)        (504,000)      (1,308,000)
Loss (gain) on disposal of property..............       134,000         (249,000)          58,000
EFFECT ON CASH OF CHANGES IN OPERATING ASSETS AND
  LIABILITIES, NET OF THE EFFECTS OF BUSINESS
  ACQUISITIONS AND DISPOSITIONS
  Trade receivables..............................     1,962,000       (3,720,000)      (6,090,000)
  Inventories....................................     1,254,000      (10,722,000)      (3,883,000)
  Other current assets...........................     1,574,000          (91,000)        (161,000)
  Accounts payable...............................      (290,000)       1,897,000          223,000
  Accrued employee compensation and benefits.....    (1,086,000)         728,000        1,044,000
  Other current liabilities......................     2,196,000       (5,302,000)       3,274,000
                                                   ------------     ------------     ------------
     Net cash flows from operating activities....    13,912,000        6,150,000       15,180,000
                                                   ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property............................   (21,551,000)     (19,302,000)      (9,561,000)
Payments for business acquisitions, net of cash
  acquired.......................................            --      (11,949,000)      (1,461,000)
Proceeds from disposition of property............       297,000          638,000          360,000
Increase in restricted cash and other assets.....      (442,000)      (1,634,000)      (1,994,000)
                                                   ------------     ------------     ------------
     Net cash flows from investing activities....   (21,696,000)     (32,247,000)     (12,656,000)
                                                   ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance/repayments of long-term debt............    19,459,000       21,025,000       (1,709,000)
Issuance/repayments of short-term debt...........   (14,897,000)       8,747,000       (1,521,000)
Issuances of common stock........................     1,441,000        2,304,000        1,282,000
Cash dividends on common stock...................    (1,460,000)      (1,322,000)        (817,000)
Note receivable from stockholders................       125,000               --         (125,000)
                                                   ------------     ------------     ------------
     Net cash flows from financing activities....     4,668,000       30,754,000       (2,890,000)
                                                   ------------     ------------     ------------
Effect of exchange rate changes..................       (21,000)        (261,000)              --
                                                   ------------     ------------     ------------
Net increase (decrease) in cash..................    (3,137,000)       4,396,000         (366,000)
Cash, Beginning of Year..........................     6,123,000        1,727,000        2,093,000
                                                   ------------     ------------     ------------
Cash, End of Year................................  $  2,986,000     $  6,123,000     $  1,727,000
                                                   ============     ============     ============
SUPPLEMENTAL INFORMATION
Interest payments................................  $  5,555,000     $  4,918,000     $  3,450,000
Income tax payments..............................     5,541,000        6,144,000        5,412,000
Assets acquired from acquisitions................            --        6,682,000        5,103,000
Liabilities assumed from acquisitions............            --        1,220,000        1,142,000

         (See accompanying notes to consolidated financial statements)

                           PACIFIC SCIENTIFIC COMPANY

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                 FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                                 (IN THOUSANDS)

                                                        INDUSTRY SEGMENTS
                                                 -------------------------------
                                                                        SAFETY
                                                                       EQUIPMENT
                                                                       ---------
                                                      ELECTRICAL                    CORPORATE
                                                      EQUIPMENT                    EXPENSE NET
                                                 --------------------                OF OTHER       NET
                                  CONSOLIDATED    SOLIUM     OTHERS                   INCOME      INTEREST
                                  ------------   --------   ---------              ------------   -------
DECEMBER 27, 1996
Net Sales.......................    $294,779     $  2,416    $217,317   $75,046            --          --
Pretax Income...................         300      (14,541)     17,852     7,470      $ (5,429)    $(5,052)
Depreciation and Amortization...      11,216          701       7,421     2,797           297          --
Capital Spending................      21,551        2,194       9,678     3,118         6,561          --
Identifiable Assets.............     229,490       12,418     145,032    53,056        18,984          --

DECEMBER 29, 1995
Net Sales.......................    $284,812     $    149    $217,747   $66,916            --          --
Pretax Income...................      20,090       (2,664)     24,563     7,556      $ (5,084)    $(4,281)
Depreciation and Amortization...      10,448           64       7,342     2,952            90          --
Capital Spending................      19,302        5,542      10,082     2,634         1,044          --
Identifiable Assets.............     225,018       11,412     139,929    51,015        22,662          --

DECEMBER 30, 1994
Net Sales.......................    $247,683           --    $180,248   $67,435            --          --
Pretax Income...................      16,742           --      18,263     6,568      $ (5,176)    $(2,913)
Depreciation and Amortization...      11,949           --       8,069     3,751           129          --
Capital Spending(1).............       9,561           --       6,193     3,348            20          --
Identifiable Assets(2)..........     180,635           --     118,219    46,645        15,771          --

---------------
(1) Capital spending is shown exclusive of property purchased in conjunction with the acquisition of businesses (Note 6).

(2) Identifiable assets are those used by the industry segment involved or an allocated portion of assets used jointly by two or more segments. Intangibles and other assets arising from acquisitions of businesses are allocated to the related segment. General corporate assets primarily consist of cash and certain property.

                           PACIFIC SCIENTIFIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

(1) DESCRIPTION OF BUSINESS

Pacific Scientific Company (the Company) was incorporated in California in 1937 as a successor to a company in business since 1919. Reference to the "Company" includes Pacific Scientific and its subsidiaries. The Company's business is manufacturing and selling the products of its two segments, Electrical Equipment and Safety Equipment.

The Electrical Equipment segment produces: 1) electric motors and generators and related motion control devices such as controllers and drivers, 2) electronic instruments for particle measurement, 3) electro-mechanical and electronic controls for use mainly by electric utilities including the controls for street and highway lighting and 4) electronic ballasts for fluorescent lights. The products are predominately proprietary and once designed, tend to be produced in quantity and sold based on unique specifications.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies of the Company conform to generally accepted accounting principles and are summarized below for the convenience of financial statement readers.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries. All material intercompany balances and transactions have been eliminated. Most foreign subsidiary accounts are stated as of November 30 of each year.

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are principally measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end.

Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustments account in stockholders' equity.

Fiscal Year

The Company's fiscal year ends on the last Friday in December. References to 1996, 1995 and 1994 in these consolidated financial statements refer to the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994, respectively.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the

                           PACIFIC SCIENTIFIC COMPANY
reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

Revenue Recognition

Generally, sales are recorded when products are shipped or services are rendered with the following exceptions: (1) the unit-of-delivery method is used for contracts for products substantially reconfigured to the customers' needs and where many units are delivered over an extended period of time; these types of contracts generally exist in sales to the Company's aerospace customers, (2) the percentage of completion method is used for significant contracts for relatively few deliverable units produced over a period in excess of six months and (3) revenue for maintenance contracts is deferred and recognized ratably over the period of the agreement.

In the unit-of-delivery method, sales and estimated average cost of the units to be produced under a contract are recognized as deliveries are made or accepted. Changes in estimates for sales, cost and profit are recognized in the period in which they are determined, using the cumulative catch-up method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

In the percentage of completion method, revenue and income are recognized at the completion of measurable tasks rather than upon delivery of individual units.

Progress payments are netted against work-in-process inventory balances and were $931,000, $1,655,000 and $856,000 at the end of 1996, 1995 and 1994,
respectively.

Fair Value of Financial Instruments

The recorded amounts of cash, trade receivables, accounts payable and short- and long-term borrowings approximate their fair values. Fair values are estimated using quoted market prices based on information available as of year end.

At December 27, 1996, all of the Company's investments represent available-for-sale securities and have been recorded at fair value which approximates historical cost of the investments. These investments consist primarily of debt securities of municipalities of the Commonwealth of Puerto Rico with contractual maturities beginning in 1998 or later, and are included in other assets in the accompanying consolidated financial statements.

Trade Receivables

Trade receivables are presented net of the related allowance for doubtful accounts, which, at year-end, totaled $1,663,000, $1,151,000 and $942,000 in 1996, 1995 and 1994, respectively. Allowances are determined principally on the basis of past collection experience.

                           PACIFIC SCIENTIFIC COMPANY

Inventories

Inventories are stated at the lower of average cost or market and, at year-end, consist of the following (in thousands):

                                                              1996        1995        1994
                                                            --------    --------    --------
    Finished goods........................................    $6,905      $5,102      $4,904
    Work-in-process.......................................    15,524      15,299      12,302
    Raw material and purchased parts......................    29,764      33,046      22,131
                                                             -------     -------     -------
              Net inventories.............................   $52,193     $53,447     $39,337
                                                             =======     =======     =======

The inventory reserve is $5,299,000 at the end of 1996, including a $1,974,000 reserve for revaluation at the Solium subsidiary. The inventory reserve was $3,445,000 and $3,192,000 at the end of 1995 and 1994, respectively.

Property and Depreciation

Property is recorded at cost. Additions, major renewals and improvements which extend the useful life of the property are capitalized. Maintenance, repairs and minor renewals are expensed.

Depreciation of property is computed generally by the straight-line method over the useful lives of the various classes of assets. Such lives range from 5 to 30 years for buildings and improvements and from 5 to 20 years for machinery and equipment. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the appropriate accounts and any gain or loss is included in the results of current operations.

Net property at year-end consists of the following (in thousands):

                                                            1996         1995        1994
                                                          --------     --------     -------
    Land, building and improvements.....................  $ 18,050     $ 15,905     $15,640
    Machinery and equipment.............................   107,041       89,451      72,338
                                                          --------     --------     -------
              Total.....................................   125,091      105,356      87,978
    Less accumulated depreciation.......................    68,538       60,743      54,368
                                                          --------     --------     -------
              Net property..............................  $ 56,553     $ 44,613     $33,610
                                                          ========     ========     =======

During December of 1996, property held for sale in Anaheim, California was sold for a purchase price of $3.5 million. A receivable of $3.5 million was recorded in the accompanying consolidated financial statements in connection with the sale at December 27, 1996. Amounts receivable from the sale were received in January of 1997.

Other Assets

Other assets at year-end consist of the following, net of accumulated amortization (in thousands):

                                                              1996        1995        1994
                                                            --------    --------    --------
    Excess of cost over net assets of acquired
      businesses..........................................   $38,354     $39,641     $32,714
    Patents, trademarks, purchased technology and other
      intangibles.........................................     7,073       8,107       6,559
    Notes receivable and other assets.....................     3,621       2,922       3,559
                                                             -------     -------     -------
              Total other assets -- net...................   $49,048     $50,670     $42,832
                                                             =======     =======     =======

                           PACIFIC SCIENTIFIC COMPANY

The excess of cost over net assets of acquired businesses is amortized, using the straight-line method, over periods not exceeding 40 years. Patents, trademarks, purchased technology and other intangibles are amortized, using the straight-line method, over estimated useful lives of 5 to 17 years.

The Company periodically reviews intangible assets to assure recoverability, based on undiscounted expected future operating cash flow derived from related assets, and any impairment in the value of the assets would be recognized in operating results, if a permanent diminution in value were to occur. Accumulated amortization of other assets at year-end totaled $14,648,000, $12,613,000 and $11,815,000 in 1996, 1995 and 1994, respectively.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 had no effect on the financial statements of the Company.

Earnings per Share

Earnings per common and common equivalent share is computed by dividing net income by the average weighted number of shares of common stock and dilutive common stock equivalents (stock options) outstanding during each year, totaling 12,457,000 in 1996, 12,514,000 in 1995 and 12,215,000 in 1994. Fully diluted net income per share reflects the maximum dilution, based on the closing price of the Company's common stock as traded on the New York Stock Exchange at the end of each year. Shares used for calculating fully diluted earnings per share in 1994 totaled 12,419,000. Fully diluted earnings per share in 1995 includes the assumed conversion of the Company's convertible subordinated debentures. In 1996 and 1994, the assumed conversion of the debentures was not considered a common stock equivalent and was omitted from the computation of fully diluted earnings per share as it was anti-dilutive.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value at the time of grant. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost is recognized by the Company as the terms of the 1995 Stock Option Plan require all grants be made at or above fair market value on the date of the grant. See Notes 6 and 7, "Stockholders' Equity" and "Stock Option Compensation" for further information regarding the 1995 Stock Option Plan and for SFAS 123 disclosure requirements.

Reclassifications

Certain amounts previously reported for 1995 and 1994 have been reclassified to conform to the 1996 financial statement presentation.

                           PACIFIC SCIENTIFIC COMPANY

(3) BORROWINGS

Debt at year-end consists of the following (in thousands):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Bank borrowings:
      Short term..........................................       --     $14,897     $ 6,150
      Long term...........................................  $60,509      41,050      20,025
    7 3/4% Convertible subordinated debentures............   16,974      17,044      17,286
    Industrial development bonds..........................    5,625       5,625       5,625
                                                            -------     -------     -------
              Total debt..................................  $83,108     $78,616     $49,086
                                                            =======     =======     =======

In 1983, the Company issued $30,000,000 of 7 3/4% convertible subordinated debentures, of which $16,974,000 were outstanding at the end of 1996. The debentures are convertible into Common Stock at $19 per share at any time. Convertible subordinated debentures of $70,000, $242,000 and $195,000 were converted into common stock during 1996, 1995 and 1994, respectively. The Company is required to commence annual sinking fund payments in 2001, sufficient to retire $1,974,000 of the debentures by 2002, with all remaining debentures becoming due on June 15, 2003. Interest is payable semiannually on June 15 and December 15. The debentures can be redeemed by the Company at par. The debentures are subordinated to all of the Company's existing and future senior debt. The indenture agreement places restrictions on the aggregate amount of common stock dividends payable and the repurchase of the Company's common stock. At December 27, 1996, over $85,000,000 of retained earnings were unrestricted under these provisions.

The Company maintains $75,000,000 of unsecured lines of credit, all of which are long-term committed credit lines and of which $60,509,000 was outstanding with an additional $5,100,000 committed to back standby letters of credit on December 27, 1996. All $75,000,000 can be borrowed at rates that do not exceed one percent (1%) over the London Interbank Offered Rate (LIBOR) or at the bank's prime rate. The average interest rate on borrowed bank funds at the end of 1996 was 6.0%. The long-term credit line expires on July 31, 1998.

In October 1989, the Company issued $7,500,000 of 30-year industrial development bonds to finance the construction of an industrial facility in the city of Oxnard, California, for use by the Company's Electro Kinetics Division. These bonds have a floating interest rate, adjusted weekly, based on current market rates for tax-exempt bonds. The Company is obligated to pay the remaining principal balance of $5,625,000 in 2019. The portion of the bond proceeds not yet expended for construction costs is held in trust and classified as restricted cash of $6,171,000 in the accompanying consolidated balance sheet at December 27, 1996.

The bank agreement and industrial development bonds have loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at December 27, 1996.

Debt at December 27, 1996, matures as follows: 1997, none; 1998, $60,509,000; 1999, none; 2000, none; 2001, none; later years, $22,599,000.

(4) EMPLOYEE RETIREMENT BENEFIT PLANS

The Company has noncontributory, defined benefit pension plans covering substantially all of its U.S. employees. Non-U.S. subsidiaries have separate plans. Benefits are generally determined by a formula based on years of service, final average salary and estimated social security benefits. Pension expense for the qualified plan totaled $1,659,000, $1,417,000 and $1,116,000 in 1996, 1995 and 1994, respectively.

                           PACIFIC SCIENTIFIC COMPANY

Pension expense for qualified plans consists of the following components (in thousands):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Benefits earned during the year.......................  $ 2,447     $ 1,866     $ 1,792
    Interest on projected benefit obligation..............    4,258       4,084       3,555
    Gain on plan assets...................................     (657)     (8,793)     (4,132)
    Net amortization and deferral.........................   (4,389)      4,260         (99)
                                                            -------     -------     -------
         Net pension expense..............................  $ 1,659     $ 1,417     $ 1,116
                                                            =======     =======     =======

The reconciliation of the funded status of the qualified plans, includes the amount included in current and non-current employee benefit plan liabilities in the accompanying consolidated balance sheets. Pension plan assets consist of corporate equity and debt securities, unallocated insurance contracts, real estate and short-term investments. The amounts shown for 1996 are estimates made by the plans' actuary, while the amounts for 1995 and 1994 have been adjusted to actuals based on final calculations performed by the plans' actuary.

The Registrant's reconciliation of funding status is as follows (in thousands):

                                                           1996         1995         1994
                                                         --------     --------     --------
    Actuarial present value of accumulated plan
      benefits:
      Vested...........................................  $ 53,577     $ 50,542     $ 43,834
      Non-vested.......................................     1,641        1,548        1,248
                                                         --------     --------     --------
         Total.........................................    55,218       52,090       45,082
    Effect of estimated future salary increase.........     6,667        6,289        4,468
                                                         --------     --------     --------
    Projected benefit obligation.......................    61,885       58,379       49,550
    Plan assets at fair market value...................   (57,746)     (54,352)     (48,559)
                                                         --------     --------     --------
    Projected benefit obligation over plan assets......     4,139        4,027          991
    Unrecognized transition asset......................       126          441          923
    Unrecognized net actuarial experience loss.........    (5,076)      (3,574)        (309)
                                                         --------     --------     --------
         Recorded pension (assets) liabilities.........  $   (811)    $    894     $  1,605
                                                         ========     ========     ========

Significant assumptions used in the determination of pension expense consist of the following:

                                                                    1996      1995      1994
                                                                    ----      ----      ----
    Discount rate on projected benefit obligation.................  7.5 %     8.5 %      7.5%
    Long-term rate of return on plan assets.......................  9.0 %     9.0 %     8.75%
    Rate of future salary increases...............................  4.5 %     4.5 %      4.5%

During 1995, the Company increased the expected rate of return on pension assets from 8.75% to 9.0% which caused 1995 pension expense to decrease by $120,000. At the end of 1995, the Company changed the discount rate from 8.5% to 7.5% which caused an increase in 1995 projected benefit obligation of $6,500,000 and an increase in 1996 pension expense of approximately $500,000.

The Company uses the projected unit credit method for determining both pension expense and the annual contribution to the plans. The Company's funding policy is to contribute an amount between the minimum and maximum contributions allowed for federal income tax purposes. The difference between cumulative pension expense and contributions has been classified in current and non-current liabilities in the accompanying consolidated balance sheets, based on expected contribution funding dates.

                           PACIFIC SCIENTIFIC COMPANY

In addition, the Company also has a non-qualified supplemental defined benefit plan applicable to certain senior executives and a directors retirement plan both of which provide unfunded benefits. Pension expense for the nonqualified plans was $402,000, $346,000 and $347,000 in 1996, 1995 and 1994, respectively.

(5) INCOME TAXES

The income tax provision consists of the following (in thousands):

                                                               1996        1995       1994
                                                              -------     ------     ------
    Current
      Federal income taxes..................................  $ 1,093     $3,534     $5,074
      State and foreign income taxes........................    1,181      2,891      1,594
                                                              -------     ------     ------
    Total current tax provision.............................    2,274      6,425      6,668
    Deferred tax provision..................................   (2,143)       915       (187)
                                                              -------     ------     ------
              Total income tax provision....................  $   131     $7,340     $6,481
                                                              =======     ======     ======

The differences between the income tax provision and income taxes computed using the U.S. Federal statutory income tax rates (35%) consist of the following (in thousands):

                                                                1996       1995       1994
                                                                -----     ------     ------
    Tax at U.S. Federal rate..................................  $ 105     $7,032     $5,860
    State income taxes, net of Federal tax benefit............   (532)       474        794
    Amortization of certain other assets......................    330        332        330
    Tax benefit of foreign sales corporation..................   (320)      (257)      (200)
    Effect of foreign operations..............................    633        346        187
    Tax benefit of research and development credits...........   (149)      (261)      (240)
    Nondeductible employee expenses...........................    161        118         94
    Tax exempt interest income................................    (86)      (102)       (29)
    Original issue discount...................................    (15)        (7)        --
    Tax benefit of graduated rates............................     --         --       (100)
    Other.....................................................      4       (335)      (215)
                                                                -----     ------     ------
              Total...........................................  $ 131     $7,340     $6,481
                                                                =====     ======     ======

The Company has available tax net operating losses, subject to certain limitations, of approximately $1,727,000 which expire at various dates through 2007.

                           PACIFIC SCIENTIFIC COMPANY

Net deferred taxes of $4,060,000 at December 27, 1996, $1,917,000 at December 29, 1995, and $2,832,000 at December 30, 1994, were related to (in thousands):

                                           1996                 1995                 1994
                                     -----------------    -----------------    -----------------
                                                LONG                 LONG                 LONG
                                     CURRENT    TERM      CURRENT    TERM      CURRENT    TERM
                                     ------    -------    ------    -------    ------    -------
    ASSETS
      Inventories.................   $3,791         --    $2,604         --    $2,127         --
      Employee benefits...........       --    $   295        --    $   455        --    $   877
      Accrued liabilities.........    2,354         --     1,257         --     1,376         --
      Net operating losses........      112        465       112        430       344        585
      Warranty liabilities........      428         --       498         --       569         --
      Environmental liabilities...       --        656        --        200        --        301
      Receivables.................      629         --       425         --       345         --
      Investment credits..........       --        572        --         --        --         --
      Other.......................       --         --       124         --       183         --
      Valuation allowance.........       --       (465)      (50)      (430)     (277)      (332)

    LIABILITIES
      Property....................       --     (1,981)       --     (1,839)       --     (2,615)
      Patents/trademarks..........       --     (1,511)       --     (1,687)       --       (633)
      Other.......................     (291)      (994)       --       (182)       --        (18)
                                     ------    -------    ------    -------    ------    -------
    Net deferred tax asset
      (liability).................   $7,023    $(2,963)   $4,970    $(3,053)   $4,667    $(1,835)
                                     ======    =======    ======    =======    ======    =======

The valuation allowance was decreased by $15,000 and $129,000 during 1996 and 1995, respectively, and was increased by $287,000 during 1994.

During 1996, the Internal Revenue Service completed its examination of the Company's 1992, 1993 and 1994 federal income tax returns. No material adjustments resulted from this examination.

(6) STOCKHOLDERS' EQUITY

The Company has authorized 2,000,000 shares of preferred stock and 30,000,000 shares of common stock, of which 12,195,000 shares of common stock were outstanding at December 27, 1996.

The Company maintains a stock option plan which provides for the granting of options for the purchase of common stock to the officers and certain other key employees. During 1995, the stockholders approved a new stock option plan (1995
Plan) to replace three previous stock option plans. The 1995 Plan expires in 2005. Stock options outstanding represent cumulative grants of options from the 1995 Plan and the predecessor plans.

The maximum number of shares of common stock that may be granted in any calendar year for all purposes under the 1995 Plan shall be one percent (1%) of the shares of common stock outstanding on the first day of such calendar year provided however that, in the event that fewer than the full aggregate number of shares of common stock available for issuance in any calendar year are issued in such year, the shares not issued shall be added to the shares available for issuance in any subsequent year or years. If any shares of common stock to which options have been granted cease to be subject to exercise or purchase, such underlying shares of common stock shall thereafter be available for grants under the 1995 Plan during any calendar year until

                           PACIFIC SCIENTIFIC COMPANY
expiration of the 1995 Plan in 2005. Substantially all available options were granted during 1996. Stock option activity during 1996, 1995 and 1994 consists of the following:

                                            1996                  1995                  1994
                                     -------------------   -------------------   -------------------
                                                WEIGHTED              WEIGHTED              WEIGHTED
                                      ACTUAL    AVERAGE     ACTUAL    AVERAGE     ACTUAL    AVERAGE
                                     --------   --------   --------   --------   --------   --------
Stock options outstanding, beginning
  of year...........................  923,517    $10.34     992,772    $ 9.38     832,312    $ 7.31
Options granted (per share: $11.94
  to $20.88)........................  117,000    $20.88     108,600    $16.75     324,800    $13.34
Options canceled (per share: $6.25
  to $20.88)........................  (53,786)   $14.94     (43,199)   $12.31     (30,750)   $ 6.47
Options exercised (per share: $4.375
  to $13.81)........................ (120,508)   $ 8.02    (134,656)   $ 7.78    (133,590)   $ 6.80
                                     --------    ------    --------    ------    --------    ------
Stock options outstanding, end of
  year..............................  866,223    $11.80     923,517    $10.34     992,772    $ 9.38
                                     ========    ======    ========    ======    ========    ======
Stock options exercisable, end of
  year..............................  505,293               463,387               385,058
                                     ========              ========              ========
Options available for grant, end of
  year..............................  146,278               117,675                 6,214
                                     ========              ========              ========

The following table summarizes information concerning currently outstanding and exercisable options:

                                                  OPTIONS OUTSTANDING
                                          ------------------------------------    OPTIONS EXERCISABLE
                                                         WEIGHTED                ----------------------
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
        RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
----------------------------------------  -----------   -----------   --------   -----------   --------
 $5.00 -  $8.00.........................    382,923         4.27       $ 7.04      328,117      $ 6.95
 $8.01 - $11.00.........................     42,550            6       $ 9.06       31,913      $ 9.06
$11.01 - $14.00.........................    229,800            7       $13.78      114,900      $13.78
$14.01 - $17.00.........................     91,450            8       $16.75       22,863      $16.75
$17.01 - $21.00.........................    119,500         8.75       $20.45        7,500      $17.50
                                            -------         ----       ------      -------      ------
          Total.........................    866,223                                505,293
                                            =======                                =======

Subsequent to the end of 1996, the Board of Directors awarded to the new Chairman, President and CEO, options for 250,000 shares of the Company's common stock. These options were not issued under the 1995 Employee Stock Option Plan. The exercise price is $12.625 per share, the fair market value on the day of the grant. The options vest 20% on February 18, 1997 and an additional 20% in each of the following four years.

In November 1988, the Company adopted a Stockholder Protection Plan (the Plan) and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $45, subject to adjustment. The Rights will become exercisable 20 days after a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of common stock, or following the commencement of a tender or exchange offer for 35% or more of such outstanding shares of common stock (except pursuant to an offer which the independent members of the Company's Board of Directors determine to be fair and otherwise in the best interests of the Company and its stockholders).

Prior to becoming exercisable, the Rights are attached to and trade together with the common stock. Each share of Series A Junior Participating Preferred Stock issued under this Plan will entitle its holder to receive

                           PACIFIC SCIENTIFIC COMPANY
dividends equal to the greater of $4 or 100 times the dividend on common stock, a liquidation preference of $100, and voting rights approximately 100 times greater than the voting rights of one share of common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time prior to the earlier of the expiration of the Rights in November 1998 or the time that the Rights become exercisable. The Rights do not have voting, liquidation or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company. The Stockholder Protection Plan expires in November 1998.

(7) STOCK OPTION COMPENSATION

As described in Note 2, the Company applies Accounting Principles Board Opinion No. 25, and related interpretations, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its 1995 Stock Option Plan. Had the Company chosen to adopt the provisions of Statement of Financial Accounting Standards No. 123, and recognized compensation cost based upon the fair value of the options at grant date, the Company's net income (loss) and net income (loss) per share for the years ended December 27, 1996 and December 29, 1995 would have been reduced to the pro forma amounts indicated below:

                       NET INCOME (LOSS) TO
                        COMMON STOCKHOLDERS                    1996           1995
        ---------------------------------------------------  ---------     -----------
        As reported........................................  $ 169,000     $12,750,000
        Pro forma..........................................  $(266,000)    $12,487,000

                   NET INCOME (LOSS) PER COMMON
                    AND COMMON EQUIVALENT SHARE                1996           1995
        ---------------------------------------------------  ---------     -----------
        As reported........................................  $    0.01     $      1.01
        Pro forma..........................................  $   (0.02)    $      1.00

The fair value of the options granted under the 1995 Plan were used to calculate the pro forma net income and net income per common and common equivalent share above, on the date of grant, using a binomial option-pricing model with the following weighted average assumptions:

                                                                    1996        1995
                                                                   -------     -------
        Dividend yield...........................................     0.6%        0.7%
        Expected volatility......................................    36.5%       36.3%
        Risk free interest rate..................................     6.0%        6.0%
        Expected life............................................  6 Years     6 Years
        Weighted average fair value of grants....................   $24.60      $19.17

(8) BUSINESS ACQUISITIONS

Effective December 30, 1995, the Company acquired Met One, Inc., a privately-held company, in an exchange of approximately 983,000 shares of the Company's common stock which had an approximate market value of $27.1 million. Met One is a supplier of instruments that detect, count and measure contaminant particles mainly in air. The merger allows the Company to offer its customers a more comprehensive product line. The merger was accounted for as a pooling of interests, and accordingly, all prior periods have been restated as if Pacific Scientific and Met One had always been one company. In the fourth quarter of 1995, the Company recorded a one-time charge of $350,000 to reflect the costs to combine operations of the two companies.

                           PACIFIC SCIENTIFIC COMPANY

Combined and separate results of the Company and Met One during the periods preceding the merger were as follows (in thousands):

                                                                   1995         1994
                                                                 --------     --------
        PACIFIC SCIENTIFIC
          Net Sales............................................  $267,306     $234,737
          Net Income...........................................    11,353        9,522

        MET ONE
          Net Sales............................................  $ 17,506     $ 12,946
          Net Income...........................................     1,397          739

        COMBINED
          Net Sales............................................  $284,812     $247,683
          Net Income...........................................    12,750       10,261

The combined financial results presented above include adjustments to conform accounting policies of the two companies; such adjustments were not considered material. Intercompany transactions between the two companies for the periods presented were not material.

On the first day of fiscal year 1995, the Company purchased all the outstanding shares of Eduard Bautz GmbH, located in Weiterstadt, Germany. Bautz is a German manufacturer of high performance motors and controls. The acquisition was made to expand the prospects for all of the Company's electric motors and related products throughout Europe. The purchase price was approximately $13,500,000 and resulted in the recognition of excess cost over net assets of acquired businesses of $7,300,000.

Had the acquisition of Bautz occurred as of the beginning of fiscal year 1994, unaudited pro forma net sales, income from operations before taxes and cumulative effect of a change in accounting principle, net income and net income per common and common equivalent share would have been as follows (in thousands, except per share data):

                                                                              1994
                                                                            --------
        Net sales.........................................................  $262,428
        Income before income taxes........................................    19,106
        Net income........................................................    11,325
        Net income per share..............................................  $   0.93

The pro forma operating results include the results of operations of the acquired company for the year presented with estimated increased depreciation and amortization of property and excess cost over net assets acquired along with other relevant adjustments to reflect the fair value of the acquired assets and pro forma interest expense on the assumed acquisition borrowings.

The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the acquisition had been effected at the beginning of fiscal 1994.

In April 1994, the Company purchased the business and assets of Royce Thompson Electric Limited for $1,500,000. The acquisition extends the Company's participation into the outdoor lighting control market in the United Kingdom. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately $400,000.

                           PACIFIC SCIENTIFIC COMPANY

(9) LITIGATION

The Company is a co-defendant with certain of its past and present officers in actions filed in the United States District Court for the Central District of California. One action was filed by a purchaser of the Company's common stock and the second action was filed by a purchaser of the Company's convertible debenture. The Federal Court has combined the complaints and ordered that a class of stockholders and a class of debenture holders be certified. The complaint alleges that the Company and certain of its officers made false and misleading statements regarding the Company and its Solium subsidiary. The complaint further alleges that the market prices of the common stock and the debentures were "artificially inflated" in the period of October 3, 1994 through July 2, 1996. The complaint seeks damages in an unspecified amount.

The Company is also a co-defendant with certain of its past and present officers in an action filed int he Superior Court of Orange County, California by prior stockholders of Met One, Inc. The complaint is similar to the above class action complaint, alleging that the Company made false and misleading statements regarding the Company and its Solium subsidiary. Damages and rescission of the sale are sought based on several causes of actions.

The Company believes the claims made under the class action and the Met One matters are without merit and the Company intends to vigorously pursue its defense. The management, at this time, is not able to determine the eventual disposition of these matters.

In addition, from time to time, as a normal incident of the nature of the Registrant's business, various claims, charges and litigation are asserted or commenced against the Company. These claims arise from related contractual matters, personal injury, patents, environmental matters and product liability.

While there can be no assurance that the Company will prevail in any of the foregoing matters, the Registrant does not believe that these matters will have a material adverse effect on the its consolidated financial position or consolidated results of operations. However, in all matters of litigation, an unfavorable outcome could have an adverse effect on the Company's consolidated results of operations in the quarter in which that matter is resolved.

(10) OPERATING LEASES

The Company leases certain facilities and equipment under non-cancelable operating leases which require the following minimum future rental payments:
1997, $5,605,000; 1998, $4,734,000; 1999, $3,869,000; 2000, $2,708,000; 2001,
$2,555,000; later years, $4,819,000. Rental expense was $6,225,000, $6,706,000 and $5,719,000 in 1996, 1995 and 1994, respectively.

(11) PROTECTION OF THE ENVIRONMENT

The Company is currently named a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") at five (5) sites. As a PRP, the Company has voluntarily agreed to fund, in participation with others, the required investigation and remediation at each site. The Company has been currently allocated responsibility at these four sites for between 0.02% and 0.26% of the waste disposed of at these sites. Although current law seeks to impose joint and several liability on all responsible parties at any Superfund site, the Company anticipates that any potential liability or required contribution to the remediation of these sites will be limited by its small percent contribution to each site. No accrual has been made under the joint and several liability concept since the Company believes that the probability that it will have to pay material costs above its share is remote due to the fact that the other PRPs generally have substantial assets available to satisfy their obligation and are participating in the overall clean-up obligation.

                           PACIFIC SCIENTIFIC COMPANY

The Company is also involved in a remedial response and voluntary environmental clean-up expenditure at one former facility and monitoring activity at two other sites; no site is currently subject to any Superfund law proceeding. In addition, the Company is litigating its responsibility for environmental remediation of a site never directly operated by the Company. This site was sold by Sigma Instruments, Inc. prior to the acquisition of Sigma by Pacific Scientific Company in 1987. The Company believes that it has a number of defenses to this claim and its current potential exposure is not material.

In many cases, future environmental related expenditures cannot be quantified with a reasonable degree of accuracy. Accordingly, the cost of clean-up for which the Company remains primarily liable may be in excess of the current environmental related accrual of $1,563,000 as of December 27, 1996. It is the Company's policy to accrue environmental clean-up cost if it is probable that a liability has been incurred and an amount is reasonably estimatable. As assessment and clean-up proceeds, these liabilities are reviewed and adjusted if necessary. The Company continues to evaluate possible insurance claims for both past and future remediation cost.

Ongoing environmental compliance cost, including maintenance and monitoring costs, are expensed as incurred and are not material.

While it is not feasible to predict the outcome of all pending suits and claims involving environmental matters, the Company is of the opinion that the ultimate disposition of these matters will not have a material adverse effect upon the consolidated financial position, operating results and liquidity of the Company.

(12) FOREIGN EXCHANGE INSTRUMENTS

The Company enters into forward exchange and option contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposure. The objective of the hedging is to minimize the impact of foreign exchange rate movements on the Company's earnings and financial position. Generally, gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged. The Company does not engage in currency speculation.

As of December 27, 1996, the Company had approximately $9,220,000 of outstanding foreign exchange contracts in which foreign currencies could be purchased. There were no outstanding foreign exchange contracts in which foreign currencies could be sold at December 27, 1996. At year-end of 1996, all outstanding foreign exchange contracts served to hedge assets and liabilities.

(13) INFORMATION BY INDUSTRY SEGMENT

Financial information by industry segment for fiscal years 1996, 1995 and 1994 is summarized on page 22.

International sales totaled $83,226,000 in 1996, $80,695,000 in 1995 and $52,652,000 in 1994.

The Company's net sales under prime contacts to defense agencies of the U.S. Government were $12,727,000 in 1996, $7,256,000 in 1995 and $8,096,000 in 1994.

                           PACIFIC SCIENTIFIC COMPANY

(14) DIVIDENDS AND QUARTERLY INFORMATION (UNAUDITED)

Selected quarterly information for fiscal years 1996, 1995 and 1994 follows (in thousands, except per share data):

                                                Q-1        Q-2        Q-3        Q-4        YEAR
                                              -------    -------    -------    -------    --------
1996
  Net sales.................................  $74,694    $72,811    $71,193    $76,081    $294.779
  Gross profit..............................   23,837     23,464     21,936     22,468      91,705
  Net income (loss)(1)......................    1,891     (3,738)       870      1,146         169
  Net income (loss) per common
     share(1)(2)............................  $  0.15    $ (0.30)   $  0.07    $  0.09    $   0.01
  Dividends.................................  $  0.03    $  0.03    $  0.03    $  0.03    $   0.12

1995
  Net sales.................................  $68,959    $72,979    $70,455    $72,419    $284,812
  Gross profit..............................   22,234     24,984     24,984     26,422      98,588
  Net income................................    2,946      3,259      3,183      3,362      12,750
  Net income per common share (primary).....  $  0.24    $  0.26    $  0.25    $  0.27    $   1.02
  Net income per common share (fully
     diluted)...............................  $  0.24    $  0.26    $  0.25    $  0.26    $   1.01
  Dividends.................................  $  0.03    $  0.03    $  0.03    $  0.03    $   0.12

1994
  Net sales.................................  $54,444    $60,287    $63,160    $69,792    $247,683
  Gross profit..............................   17,588     20,142     21,828     23,184      82,742
  Net income................................    1,728      2,325      2,534      3,674      10,261
  Net income per common share (primary).....  $  0.14    $  0.19    $  0.21    $  0.30    $   0.84
  Net income per common share (fully
     diluted)...............................  $  0.14    $  0.19    $  0.20    $  0.30    $   0.83
  Dividends.................................  $ 0.015    $ 0.015    $ 0.015    $ 0.015    $   0.06

---------------
(1) The net loss for the second quarter of 1996 included restructuring and other charges of $4.5 million, net of tax.

(2) Fully diluted earnings per share are omitted as it is antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant has not had disagreements with, nor has the Registrant changed, independent accountants during the past two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I, Item 4 hereof, and the remainder will be contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item will be contained in the Company's 1997 Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference. Information relating to a delinquent filing of a Form 4 by an Executive Officer of the Company is contained in the Company's 1997 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item will be contained in the Company's 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

     - Consolidated Statements of Operations for the years ended December 27, 1996, December 29, 1995 and December 30, 1994.

     - Consolidated Balance Sheets as of December 27, 1996, December 29, 1995 and December 30, 1994.

     - Consolidated Statements of Cash Flows for the years ended 1996, 1995 and 1994.

     - Consolidated Statements of Stockholders' Equity for the years ended 1996, 1995 and 1994.

     - Notes to Consolidated Financial Statements.

(a)2. FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statement schedule is included in Item
14(d):

     - Schedule II -- Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3. EXHIBITS

 3.0     Restated Articles of Incorporation, as amended. Incorporated by reference to
         Registrant's Quarterly Report on Form 10-Q for period ending June 30, 1995 and filed on July 28, 1995.
 3.1     Bylaws, as amended.
 4.0     Indenture, dated as of April 25, 1983, for Registrant's 7 3/4% Convertible
         Subordinated Debentures, due 2003. Incorporated by reference to Form S-3
         (Registration Statement No. 2-82947) filed April 8, 1983.
 4.1     Registrant's Shareholders Protection Agreement, dated November 7, 1988. Incorporated by reference to Registrant's Form 8-K filed November 22, 1988.
 4.2     Amendment to Registrant's Shareholders Protection Agreement, dated August 22, 1990.
         Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28,
         1991.
10.0     Indenture, dated as of October 1, 1989, for Registrant's California Statewide
         Communities Development Authority Industrial Development Revenue Bonds, due 2019.
         Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28,
         1990.
10.1     Judgement of Foreclosure and Order of Sale of property at 1350 South State College
         Blvd., Anaheim, California. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.
10.2     Registrant's 1995 Stock Option Plan*. Incorporated by reference to Registrant's
         Definitive Proxy Statement filed March 16, 1995.
10.3     Directors' Retirement Plan*. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 24, 1988.
10.4     First Amendment to Directors' Retirement Plan, dated December 8, 1994*. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.
10.5     Agreement for the acquisition of certain assets of Royce-Thompson Electric Limited, pursuant to an asset purchase agreement dated April 29, 1994. Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 17, 1995.
10.6     Agreement for the acquisition of certain assets of Eduard Bautz GmbH, pursuant to an asset purchase agreement dated December 31, 1994. Incorporated by reference to
         Registrant's Annual Report on Form 10-K filed March 17, 1995.
10.7     Agreement and Plan of Merger dated December 29, 1995, concerning the acquisition of
         Met One, Inc. Incorporated by reference to Registrant's Form 8-K filed on February
         13, 1996.
10.8     Registration Rights Agreement, dated December 29, 1995. Incorporated by reference to
         Registrant's Form 8-K filed on February 13, 1996.
11.0     Computation of Earnings Per Share.
21.0     Subsidiaries
27.0     Financial Data Schedule. Available in electronic format as filed by the Registrant.

---------------
* Indicates management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended December 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC SCIENTIFIC COMPANY

March 14, 1997                            By /s/       RICHARD V. PLAT
                                            ------------------------------------
                                            Richard V. Plat
                                            Executive Vice President and
                                             Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                               CAPACITY                    DATE
------------------------------------------  ---------------------------------  ---------------

             /s/ LESTER HILL                Principal Executive Officer         March 14, 1997
------------------------------------------    and Director
               Lester Hill

           /s/ RICHARD V. PLAT              Principal Financial Officer         March 14, 1997
------------------------------------------
             Richard V. Plat

          /s/ WILLIAM H. AMADON             Controller                          March 14, 1997
------------------------------------------
            William H. Amadon

           /s/ WALTER F. BERAN              Director                            March 14, 1997
------------------------------------------
             Walter F. Beran

           /s/ RALPH O. BRISCOE             Director                            March 14, 1997
------------------------------------------
             Ralph O. Briscoe

           /s/ RALPH D. KETCHUM             Director                            March 14, 1997
------------------------------------------
             Ralph D. Ketchum

          /s/ WILLIAM A. PRESTON            Director                            March 14, 1997
------------------------------------------
            William A. Preston

        /s/ MILLARD H. PRYOR, JR.           Director                            March 14, 1997
------------------------------------------
          Millard H. Pryor, Jr.

          /s/ THOMAS P. STAFFORD            Director                            March 14, 1997
------------------------------------------
            Thomas P. Stafford