Form 10-Q
period 1997-03-28
PACIFIC SCIENTIFIC CO
filed 1997-05-09
CIK 75608

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
-----------------------------------------------------------------
                               FORM 10-Q

  /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 28, 1997, or

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

                       Yes  /X/         No  / /

          Shares outstanding of the Registrant's common stock
                         as of March 28, 1997
                              12,220,000

                                 CLASS
                     Common Stock, $1.00 par value
-----------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
-----------------------------------------------------------------
                                        MARCH 28,     DECEMBER 27,
                                          1997            1996
                                      ------------    ------------
                                       (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash ..............................    $  1,753       $  2,986
  Trade receivables (less allowance
    for doubtful accounts of $1,095
    and $1,063, respectively) .......      52,427         52,971
  Inventories, lower of cost
  (principally average) or market:
    Finished goods ..................       7,357          7,599
    Work-in-progress ................      17,265         16,658
    Raw materials and purchased parts      27,590         25,125
  Deferred income taxes .............       9,986          7,023
    Net assets held for disposition .         477          9,856
    Other current assets ............       1,736          1,081
                                      ------------    ------------
      Total Current Assets ..........     118,591        123,299
                                      ------------    ------------
PROPERTY, AT COST:
  Land and buildings ................      18,088         13,503
  Machinery and equipment ...........     101,934        103,835
                                      ------------    ------------
    Total Property ..................     120,022        117,338
  Less accumulated depreciation .....      69,220         67,931
                                      ------------    ------------
    Net Property ....................      50,802         49,407
                                      ------------    ------------
RESTRICTED CASH .....................       6,184          6,171
NOTE RECEIVABLE .....................         844            844
NOTES, PATENTS AND OTHER ............       9,232          9,253
EXCESS OF COST OVER NET ASSETS ACQUIRED    37,582         38,354
                                      ------------    ------------
  TOTAL ASSETS ......................    $223,235       $227,328
                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ..................     $20,806        $18,318
  Accrued employee
    compensation & benefits .........       4,705          5,406
  Reserve for discontinued
    Solium operation ................       9,814              0
  Other current liabilities .........       3,683          8,061
                                      ------------    ------------
    Total Current Liabilities .......      39,008         31,785
                                      ------------    ------------
BANK BORROWING ......................      59,537         60,509
CONVERTIBLE SUBORDINATED DEBENTURES .      16,974         16,974
INDUSTRIAL DEVELOPMENT BONDS ........       5,625          5,625
OTHER LONG-TERM LIABILITIES .........       6,158          5,625
                                      ------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value ........      12,220         12,195
  Additional paid-in-capital ........       4,560          4,394
  Currency translation adjustment ...        (150)          (282)
  Retained earnings .................      79,303         90,503
                                      ------------    ------------
    Total Stockholders' Equity ......      95,933        106,810
                                      ------------    ------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ..............    $223,235       $227,328
                                      ============    ============

-------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)
-------------------------------------------------------------------

                                                 QUARTER ENDED
                                            -----------------------
                                            MARCH 28,     MARCH 29,
                                              1997          1996
CONTINUING OPERATIONS                       ---------     ---------
---------------------
SALES:
  Electrical Equipment ...................   $56,548       $55,126
  Safety Equipment........................    15,916        18,916
                                            ---------     ---------
    Total Sales ..........................    72,464        74,042
COST OF SALES ............................    49,286        49,924
                                            ---------     ---------
  Gross Profit ...........................    23,178        24,118
                                            ---------     ---------
EXPENSES:
  Selling and marketing ..................     7,644         7,880
  General and administration .............     7,618         6,915
  Research and development ...............     3,257         3,517
                                            ---------     ---------
    Total Expenses .......................    18,519        18,312
                                            ---------     ---------
  OPERATING INCOME .......................     4,659         5,806
INTEREST AND OTHER (Net) .................      (539)         (814)
                                            ---------     ---------
  INCOME BEFORE INCOME TAX PROVISION .....     4,120         4,992
INCOME TAX PROVISION .....................    (1,402)       (1,897)
                                            ---------     ---------
  INCOME FROM CONTINUING OPERATIONS ......     2,718         3,095
                                            ---------     ---------
DISCONTINUED OPERATIONS
-----------------------
LOSS FROM OPERATIONS OF
DISCONTINUED SOLIUM SUBSIDIARY
  (Less Income Tax Benefit of $974
  and $738 for 1997 and 1996, respectively)   (1,523)       (1,204)
LOSS ON DISPOSAL OF SOLIUM SUBSIDIARY
  (Less Income Tax Benefit of $7,363) ....   (12,040)            0
                                            ---------     ---------

  LOSS FROM DISCONTINUED OPERATIONS ......   (13,563)       (1,204)

NET (LOSS) INCOME ........................  ($10,845)       $1,891
                                            =========     =========
EARNINGS PER SHARE
------------------
  Continuing Operations ..................     $0.22         $0.25
  Discontinued Operations ................     (1.10)        (0.10)
                                            ---------     ---------
      Total ..............................    ($0.88)        $0.15
                                            =========     =========

COMMON AND EQUIVALENT SHARES OUTSTANDING   12,389,000    12,589,000
CASH DIVIDENDS PER COMMON SHARE ..........     $0.03         $0.03
                                            =========     =========

-------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
-------------------------------------------------------------------
                                          THREE MONTHS ENDED
                                     ------------------------------
                                        MARCH 28,       MARCH 29,
                                          1997            1996
                                       -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income .................... ($10,845)        $ 1,891
  Adjustments to reconcile net income to
  net cash provided (used) by continuing
  operations:
    Depreciation and amortization ......    3,084           2,555
    Gain on disposal of equipment ......       47              71
  Deferred income taxes ................   (2,963)              0
  Changes in assets and liabilities:
    Receivables ........................      544          (1,736)
    Inventories ........................   (2,830)           (982)
    Net assets held for disposition ....    9,379               0
    Other assets .......................      125           1,487
    Accounts payable and
      accrued liabilities ..............    1,786            (906)
    Reserve for disposal of
    discontinued operations ............    9,814               0
    Other liabilities ..................   (3,845)         (3,737)
                                       -----------     -----------
    Net cash provided (used)
    by operating activities ............    4,295          (1,357)
                                       -----------     -----------
------------------------------------------------------------------
  Net cash provided (used)
  by continuing operations .............    5,570            (232)
  Net cash provided (used)
  by discontinued operations ....... ...   (1,274)         (1,125)
------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment .....   (4,515)         (5,983)
  Decrease in short-term investments ...        0          (1,443)
                                       -----------     -----------
    Net cash used by
    investing activities ...............   (4,515)         (7,426)
                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of short-term
    borrowings and debt ................        0           5,127
  Repayment of long-term
    borrowings and debt ................     (972)           (532)
  Cash dividends on common stock .......     (366)           (364)
  Issuances of common stock ............      192             963
                                       -----------     -----------
    Net cash provided (used)
    by financing activities ............   (1,146)          5,194
                                       -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ........      132             (52)
                                       -----------     -----------
NET DECREASE IN CASH ...................   (1,233)         (3,641)

CASH AND CASH EQUIVALENTS,
Beginning of Period ....................    2,986           6,123
                                       -----------     -----------
CASH AND CASH EQUIVALENTS,
End of Period ..........................  $ 1,753         $ 2,482
                                       ===========      ==========


------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   INTERIM ACCOUNTING POLICY

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows. These interim condensed consolidated financial statements should be read in conjunction with the disclosures contained herein and with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 27, 1996.


2)   DISCONTINUED OPERATION

On April 9, 1997, the Company announced that it will seek a strategic buyer for its Solium technology and equipment, and phase-out of the Solium subsidiary. The Solium subsidiary has been accounted for in the financial statements presented herein as a discontinued operation in accordance with APB 30, which among other provisions, expects the plan of disposal to be carried out within one year. The details concerning the discontinuance are provided in the Form 8-K report filed on April 21, 1997, and incorporated herein by reference.


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

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3)   EARNINGS PER SHARE (Continued)
                                         For the Three Months Ended
                                         --------------------------
                                         MARCH 28,        MARCH 29,
PRIMARY                                    1997             1996
-------                                  ---------       ----------

AVERAGE NUMBER OF SHARES OUTSTANDING     12,205,000      12,110,000

AVERAGE NUMBER OF SHARES
ASSUMING EXERCISE OF DILUTIVE
EMPLOYEE STOCK OPTIONS                      184,000         479,000

COMMON AND COMMON EQUIVALENT SHARES      12,389,000      12,589,000
-------------------------------------------------------------------
FULLY DILUTED
-------------
AVERAGE NUMBER OF SHARES OUTSTANDING     12,205,000      12,110,000

AVERAGE NUMBER OF SHARES
ASSUMING EXERCISE OF DILUTIVE
EMPLOYEE STOCK OPTIONS                      184,000         447,000

COMMON AND COMMON EQUIVALENT SHARES      12,389,000      12,557,000
-------------------------------------------------------------------
NOTES:
------
1) The Company has outstanding convertible subordinated debentures issued April 26, 1983. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals for the periods.

2) The Company will adopt FASB 128, Earnings Per Share, as required, after December 15, 1997. Had the Company adopted FASB
128 during the first quarter of 1997, there would have been no material change in earnings per share.


4)    RECLASSIFICATIONS

The 1996 financial statements have been reclassified to reflect the decision to discontinue the Solium subsidiary and to conform to the 1997 financial statement presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 1997 vs. FIRST QUARTER 1996

Continuing Operations
---------------------
Net sales from continuing operations were $72,464,000 in the first quarter of 1997, a 2% or $1,578,000 decline in sales from the same period in the prior year. First quarter sales in the Electrical Equipment segment were $56,548,000, a 3% or $1,422,000 increase over the same period of the prior year. The sales from the Safety Equipment segment were $15,916,000, a 16% or $3,000,000 decrease compared to the same period of the prior year.

Gross margin on sales decreased $940,000 to 32.0% of sales in the first quarter of 1997 from 32.6% in the prior year. The lower gross margin was the result of product mix and lower sales.

Sales and marketing expenses increased as a percent of sales to 10.9% in the first quarter of 1997, as compared to 10.6% in the same period of the prior year. This increase of 0.3% is due to fixed marketing expense being allocated over a smaller sales base.

General and administration expenses were 10.5% of sales in the first quarter of 1997, compared to 9.3% of sales in the prior year.

Expenses were higher in the first quarter of 1997 due to expenses of the new management information system. Also included in the first quarter of 1997 expenses was a charge of $264,000 to retire $5.6 million of industrial revenue bonds, representing a write-off of the remaining unamortized expenses involved in the issuance of the bonds.

Research and development expenses were equal to 4.5% of sales in the first quarter of 1997, as compared to 4.8% in the prior year period. This level of expense reflects a continued emphasis on new product development. R&D expenses for the Electrical Equipment segment were 5.1% of sales and 2.0% for the Safety Equipment segment.

Interest and other (net) decreased $275,000 in the current quarter compared to the first quarter of 1997, due primarily to $508,000 allocated to the discontinued Solium operation, as compared to $265,000 in the prior year period. The increase in interest allocated to Solium was based on higher intercompany debt at Solium, as compared to prior year. The average rate of interest paid on the bank debt during the first quarter of 1997 was 5.9%, compared to 6.1% in 1996.

Income before taxes decreased $872,000 from the prior year period, primarily due to lower sales of the Safety Equipment segment and lower gross margins in the Electrical Equipment segment due to the product mix.

The effective blended tax rate for the total of continuing and discontinued operations in the first quarter of 1997 was 39% as compared to 38% in the same quarter of 1996. For continuing operations, the tax rate in the first quarter was 34%, due to allocating the recapture of certain tax credits to discontinued operations. The tax credits were related to capital equipment investments in the Solium subsidiary. The effective tax rate for the entire year of 1997 is expected to be 39%.

Net income per share for the first quarter of 1997 was 22 cents as compared to 25 cents in the prior year. The adjusted weighted-average shares for the first quarter of 1997 were 12,389,000 as compared to 12,589,000 in the prior year period. The difference is incremental shares resulting mainly from stock options that were "in the money" in 1996, due to the higher average stock price in the first quarter of 1996 as compared to 1997. The increase in shares outstanding, from 12,146,000 as of March 29, 1996 to 12,200,000 as of March 27, 1997, is the result of the exercise of stock options.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FIRST QUARTER 1997 vs. FIRST QUARTER 1996 (Continued)


Total orders received in the first quarter of 1997 were $81,048,000, up 14% from the prior year period, and the backlog at the end of the quarter was $104,750,000. Orders for the Electrical Equipment segment during the first quarter totaled $60,459,000, down 2%, while orders for the Safety Equipment segment totaled $20,589,000, up 30% as compared to the same quarter of the prior year.

Discontinued Operations
-----------------------
On April 9, 1997, the Company announced that it will seek a strategic buyer for its Solium technology and equipment, and phase out the Solium subsidiary. As a result, the Company is reporting a charge of $12,040,000, net of taxes, on the disposal of Solium and Solium has been reclassified as a discontinued operation. The decision was made after the Company concluded that it does not have the market and industry position to achieve sufficient success in the near term.

In light of the reclassification, the first quarter of 1997 and prior corresponding period have been restated to separately present continuing operations, Solium's past operations and the discontinuance charge. Solium operations in the first quarter 1997 incurred an after tax loss of $1,523,000 compared with a loss from Solium operations of $1,204,000 in the first quarter of 1996.

The Solium subsidiary has been accounted for as a discontinued operation in accordance with APB 30, which among other provisions, expects the plan of disposal to be carried out within one year. As of the date of this filing, no negotiations are underway which would result in transferring the Solium product line to another company. The outcome of any negotiations concerning the disposition of Solium and the specific date for such disposition cannot be determined at this time.

Loss From Discontinuance of Solium Subsidiary:   The loss from the
discontinuance of the Solium subsidiary is summarized as follows:

Estimated loss on disposal of net assets ............ $12,919,000
Estimated operating loss through
  the expected date of disposal .....................   6,484,000
Income tax benefit ..................................  (7,363,000)
                                                      ------------
  Estimated loss on disposal ........................ $12,040,000

Operations Of The Discontinued Solium Subsidiary: The operating results of the discontinued Solium subsidiary are summarized as follows:
                                        THREE MONTHS ENDED
                                 --------------------------------
                                 March 28, 1997    March 29, 1996
                                 --------------    --------------

Sales ........................        $315,000         $652,000
Loss before income taxes .....      (2,497,000)      (1,942,000)
Income tax benefit ...........         974,000          738,000
  Net Income .................     ($1,523,000)     ($1,204,000)

The ultimate financial impact of the disposal of the Solium subsidiary could differ from management's estimate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION AND LIQUIDITY

Debt less cash and restricted cash was $74,199,000 at the end of the first three months in 1997 as compared to $53,079,000 in the same period of the prior year. The main reason for the increased debt was the cash required for fixed assets purchases, working capital and operational losses at Solium.

Net cash flow provided by operating activities was $4,296,000 in the first three months of 1997 as compared to $1,357,000 used in the same period of the prior year. The total effect on "net cash provided by operating activities," due to the operations and discontinuance of Solium in the first quarter of 1997, was as follows:

  Loss from discontinued operations ..............  (1,523,000)
  Loss on disposal of discontinued operations .... (12,040,000)
  Deferred income tax ............................  (2,963,000)
  Net assets held for sale .......................   9,379,000
  Reserve for disposal of discontinued operations    9,814,000
                                                   ------------
    Total ........................................   2,667,000

Depreciation and amortization increased due to additional assets placed in service during the first quarter of 1997. Receivables decreased during the quarter, resulting in a source of cash. Inventories increased within the Safety Equipment segment due to a customer request to temporarily delay shipments and preparation for an increase in the shipping rate at the start of the second quarter. Purchase of plant and equipment totaled $4,515,000 in the first quarter of 1997 as compared to $5,983,000 in the prior year.

During the first quarter of 1997, debt was reduced by $972,000 and cash declined by $1,233,000.

The Company's working capital was $83,584,000 on March 28, 1997 for a current ratio of 3.4:1.

As of March 27, 1997, the Company had approximately $9,000,000 of outstanding foreign exchange contracts in which foreign currencies could be sold. These contracts serve to hedge foreign currency exposures.

At the end of the first quarter of 1997, the Company had unused lines of credit of $8,000,000.

The cash to be expended in the discontinuance of the Solium subsidiary is not expected to adversely affect the Company's ability to finance operations and fund planned capital expenditures. Additionally, the Company believes that internally generated funds plus the existing lines of credit will meet all cash requirements foreseeable at this time.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections.

Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements. The Company may experience significant fluctuations in future operating results due to a number of economic, competitive and other factors, including, among other things, the size and timing of customer orders, changes in laws, new or increased competition, delays in new products, changes in market demand, market acceptance of new products, seasonality in product purchasers, changes in foreign exchange rates and others.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION AND LIQUIDITY (Continued)

These factors and others, including the outcome of the legal proceedings discussed in Part II, Item 1 of this report, could cause operating results to vary significantly from those in prior periods, and those projected in forward-looking statements. Additional information with respect to these and other factors that could materially affect the Company and its operations are included in the Company's filings with the Securities and Exchange Commission and are incorporated herein.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a co-defendant, with certain of its past and present officers, in actions filed in October 1996 in the United States District Court for the Central District of California by certain shareholders of the Company's common stock and an individual who purchased the Company's 7-3/4% convertible subordinated debentures, due 2003. A motion for class certification has been granted in both complaints and the cases have been consolidated. The Company and its past and present officers are also co-defendants in an action filed in December 1996 in Orange County Superior Court by prior shareholders of Met One, Inc. All the complaints allege that the Company made false and misleading statements regarding the Company and its Solium subsidiary. In addition, the Superior Court action includes allegations concerning the Company's HYT subsidiary. These actions, in aggregate, seek compensatory damages of approximately $98 million plus legal fees. The Superior Court action also seeks punitive damages plus rescission of the sale of Met One as remedies. The Company believes the allegations made are without merit and, in any event, the purported damages are greatly overstated. The Company intends to vigorously pursue its defense, and it has submitted claims to its insurers in connection with the defense of these lawsuits. The management, at this time, is not able to determine the eventual disposition of these matters. However, in all matters of litigation, an unfavorable outcome could have an adverse effect on the Company's consolidated results of operations in the period in which that matter is resolved.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Stockholders was held on April 16, 1997, for the purpose of electing a Board of Directors of six members for the ensuing year and ratify the selection of Deloitte
& Touche LLP as the Company's independent public accountants for 1997. The meeting was attended by approximately 88% of the stockholders in person or by proxy. The results of the stockholder vote were as follows:

    NOMINEE                      VOTES FOR             WITHHELD
    -------                      ---------             --------
    Walter F. Beran              10,067,707            622,333
    Ralph O. Briscoe ..........  10,101,277  ........  588,763
    Lester Hill ...............  10,123,017  ........  567,023
    Ralph D. Ketchum ..........  10,073,092  ........  616,948
    William A. Preston ........  10,108,569  ........  581,471
    Millard H. Pryor, Jr. .....  10,077,112  ........  612,928

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS (Continued)

The ratification of Deloitte & Touche LLP as public accountants for 1997 was approved with 10,608,841 affirmative votes, 53,593 votes against and 27,606 abstained and unvoted votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
---------------
10.1  Employment Agreement with Lester Hill
10.2  Stock Option Agreement with Lester Hill
10.3  Deferred Contribution Plan Agreement with Lester Hill

(b)   Reports on Form 8-K
-------------------------
A report on Form 8-K, dated April 9, 1997, disclosing the Company's announcement regarding Solium was filed with the Securities and Exchange Commission on April 21, 1997.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant


By:    /s/   Richard V. Plat               Date:   May 9, 1997
   -------------------------------              -----------------
   Richard V. Plat
   Executive Vice President
   and Secretary





EXHIBITS
--------
10.1  Employment Agreement with Lester Hill
10.2  Stock Option Agreement with Lester Hill
10.3  Deferred Contribution Plan Agreement with Lester Hill