Form 10-Q
period 1997-06-27
PACIFIC SCIENTIFIC CO
filed 1997-08-11
CIK 75608

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
----------------------------------------------------------------
                               FORM 10-Q

  /X/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended June 27, 1997, or

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

                       Yes  /X/         No  / /

          Shares outstanding of the Registrant's common stock
                         as of June 27, 1997
                              12,220,417

                                 CLASS
                     Common Stock, $1.00 par value
---------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)
--------------------------------------------------------------------------
                                             JUNE 27,         DECEMBER 27,
                                               1997              1996
                                           -------------     -------------
                                            (unaudited)

ASSETS
------
CURRENT ASSETS:
    Cash...................................   $  3,526          $  2,986
    Trade receivables (less allowance
      for doubtful accounts of $1,189
      and $1,095, respectively) ...........     51,651            52,971
    Inventories, lower of cost
      (principally average) or market:
        Finished goods ....................      8,304             7,599
        Work-in-progress ..................     17,797            16,658
        Raw materials and purchased parts .     28,500            25,125
    Deferred income taxes .................      9,986             7,023
    Net assets held for disposition .......      1,522             9,856
    Other current assets ..................      3,053             1,081
                                             -----------       -----------
      Total Current Assets ................    124,339           123,299
                                             -----------       -----------
PROPERTY AT COST:
    Land and buildings ....................     17,889            17,612
    Machinery and equipment ...............    103,747            99,726
                                             -----------       -----------
      Total Property ......................    121,636           117,338
    Less accumulated depreciation .........     71,483            67,931
                                             -----------       -----------
      Net Property ........................     50,153            49,407
                                             -----------       -----------
RESTRICTED CASH ...........................          0             6,171
NOTES, PATENTS AND OTHER ..................      9,959            10,097
EXCESS OF COST OVER NET ASSETS ACQUIRED ...     37,467            38,354
                                             -----------       -----------
    TOTAL ASSETS ..........................   $221,918          $227,328
                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Accounts payable ......................   $ 19,559          $ 18,318
    Accrued employee compensation & benefits     5,344             5,406
    Reserve for discontinued Solium operation    8,639                 0
    Other current liabilities .............      7,064             8,061
                                             -----------       -----------
      Total Current Liabilities ...........     40,606            31,785
                                             -----------       -----------
BANK BORROWING ............................     59,648            60,509
CONVERTIBLE SUBORDINATED DEBENTURES .......     16,974            16,974
INDUSTRIAL DEVELOPMENT BONDS ..............          0             5,625
OTHER LONG-TERM LIABILITIES ...............      5,767             5,625
                                             -----------       -----------
STOCKHOLDERS' EQUITY:
    Common stock, $1 par value ............     12,220            12,195
    Additional paid-in-capital ............      4,560             4,394
    Currency translation adjustment .......        130              (282)
    Retained earnings .....................     82,013            90,503
                                             -----------       -----------
      Total Stockholders' Equity ..........     98,923           106,810
                                             -----------       -----------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY ..................   $221,918          $227,328
                                             ===========       ===========


--------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)
--------------------------------------------------------------------------

                                  QUARTER ENDED          SIX MONTHS ENDED
                              --------------------    --------------------
                               JUNE 27,   JUNE 28,     JUNE 27,   JUNE 28,
                                 1997       1996         1997       1996
                              ---------  ---------    ---------  ---------

SALES:
  Electrical Equipment ......  $61,067    $55,411     $117,615   $110,537
  Safety Equipment...........   17,536     16,763       33,452     35,679
                              ---------  ---------    ---------  ---------
    Total Sales .............   78,603     72,174      151,067    146,216
COST OF SALES ...............   52,838     48,202      102,124     98,126
                              ---------  ---------    ---------  ---------
  Gross Profit ..............   25,765     23,972       48,943     48,090
                              ---------  ---------    ---------  ---------
EXPENSES:
  Selling and administration    16,411     15,642       31,673     30,437
  Research and development ..    3,628      3,748        6,885      7,265
                              ---------  ---------    ---------  ---------
    Total Expenses ..........   20,039     19,390       38,558     37,702
                              ---------  ---------    ---------  ---------
OPERATING INCOME ............    5,726      4,582       10,385     10,388

INTEREST AND OTHER (Net) ....     (663)      (654)      (1,202)    (1,468)
                              ---------  ---------    ---------  ---------
INCOME BEFORE INCOME TAXES ..    5,063      3,928        9,183      8,920

INCOME TAXES ................   (1,975)    (1,522)      (3,377)    (3,419)
                              ---------  ---------    ---------  ---------
  INCOME FROM
  CONTINUING OPERATIONS .....    3,088      2,406        5,806      5,501

LOSS FROM
DISCONTINUED OPERATION ......        0     (6,144)     (13,563)    (7,348)

  NET INCOME (LOSS) .........  $ 3,088    ($3,738)     ($7,757)   ($1,847)
                              =========  =========    =========  =========

EARNINGS (LOSS) PER SHARE
    Continued Operations ....    $0.25      $0.19        $0.47      $0.44
    Discontinued Operations .        0      (0.49)       (1.09)     (0.59)
                              ---------  ---------    ---------  ---------
      Total .................    $0.25     ($0.30)      ($0.62)    ($0.15)
                              =========  =========    =========  =========

CASH DIVIDENDS
PER COMMON SHARE ............    $0.03      $0.03        $0.06      $0.06
                              =========  =========    =========  =========

COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING   12,428     12,527       12,407     12,558

--------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
--------------------------------------------------------------------------

                                                 SIX MONTHS ENDED
                                         --------------------------------
                                           JUNE 27,           JUNE 28,
                                             1997               1996
                                         -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) ........................      ($7,757)           ($1,847)
    Adjustments to reconcile net income
    to net cash provided (used) by
    continuing operations:
      Depreciation and amortization ...        6,021              5,328
      Gain on disposal of equipment ...            0                157
    Deferred income taxes .............       (2,963)                 0
    Changes in assets and liabilities:
      Receivables .....................        1,320              3,789
      Inventories .....................       (5,219)               344
      Net assets held for disposition .        8,334               (482)
      Other assets ....................         (947)               370
      Accounts payable and
        accrued liabilities ...........        1,179             (3,344)
      Reserve for disposal of
        discontinued operations .......        8,639              1,002
      Other liabilities ...............         (997)            (4,770)
                                         -------------      -------------
    Net cash provided (used)
    by operating activities ...........        7,610                547
-------------------------------------------------------------------------
    Net cash provided (used)
    by continuing operations ..........       10,139              3,210

    Net cash provided (used)
    by discontinued operations ........       (2,529)            (2,663)
-------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of plant and equipment ..       (6,767)           (10,545)
    Decrease (increase)
      in restricted cash ..............        6,171                (29)
                                         -------------      -------------
    Net cash provided (used)
      from investing activities .......         (596)           (10,574)
                                         -------------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of bank borrowings ......         (861)           (14,873)
    Repayment of other borrowings .....       (5,483)            22,744
    Cash dividends on common stock ....         (733)              (729)
    Issuances of common stock .........          191              1,233
                                         -------------      -------------
    Net cash provided (used)
      from financing activities .......       (6,886)             8,375
                                         -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES .......          412               (124)

NET INCREASE (DECREASE) IN CASH .......          540             (1,776)

CASH, Beginning of Period .............        2,986              6,123
                                         -------------      -------------
CASH, End of Period ...................      $ 3,526            $ 4,347
                                         =============      =============


--------------------------------------------------------------------------
The accompanying notes to consolidated financial statements are an integral part of this statement.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   INTERIM ACCOUNTING POLICY

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements, included herein, contain all adjustments necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at June 27, 1997, and the results of operations and cash flows for the six-month periods ended June 27, 1997 and June 28, 1996. Certain costs and expenses are assigned to the periods presented so that the interim periods bear a reasonable portion of the anticipated annual amount. Included among these are estimated amounts for inventory adjustments, performance bonuses, employee fringe benefits and income taxes. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1996.


2)    DISCONTINUED OPERATION

On April 9, 1997, the Company announced that it would seek a strategic buyer for its Solium technology and equipment, and phase-out of the Solium subsidiary. The Solium subsidiary has been accounted for in the financial statements presented herein as a discontinued operation in accordance with APB 30, which among other provisions, expects the plan of disposal to be carried out within one year. The details concerning the discontinuance are provided in the Company's Form 8-K Report filed with the Securities and Exchange Commission on April 21, 1997, and incorporated herein by reference.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3)   EARNINGS PER SHARE

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

                    FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                    --------------------------    ------------------------
                      JUNE 27,      JUNE 28,       JUNE 27,      JUNE 28,
                        1997          1996           1997          1996
                     ----------    ----------     ----------    ----------
PRIMARY
-------

ACTUAL NUMBER OF
SHARES OUTSTANDING   12,220,417    12,160,018     12,212,655    12,134,850

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           207,716       366,574        194,682       422,759

COMMON AND COMMON
EQUIVALENT SHARES    12,428,133    12,526,592     12,407,337    12,557,609
                     ==========    ==========     ==========    ==========
--------------------------------------------------------------------------

FULLY DILUTED
-------------

ACTUAL NUMBER OF
SHARES OUTSTANDING   12,220,417    12,160,018     12,212,655    12,134,850

AVERAGE NUMBER
OF SHARES ASSUMING
EXERCISE OF
DILUTIVE EMPLOYEE
STOCK OPTIONS           221,539       366,612        201,655       364,899

COMMON AND COMMON
EQUIVALENT SHARES    12,441,956    12,526,630     12,414,310    12,499,749
                     ==========    ==========     ==========    ==========

--------------------------------------------------------------------------
1) The Company has outstanding convertible subordinated debentures issued April 26, 1983. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals for the periods.

2) The Company will adopt FASB 128, Earnings Per Share, as required, after December 15, 1997. Had the Company adopted FASB 128 during the second quarter of 1997, there would have been no material change in earnings per share.


4)   RECLASSIFICATIONS

The 1996 financial statements have been reclassified to reflect the decision to discontinue the Solium subsidiary and to conform to the 1997 financial statement presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER 1997 vs. SECOND QUARTER 1996

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections.

Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements. The Company may experience significant fluctuations in future operating results due to a number of economic, competitive and other factors, including, among other things, the size and timing of customer orders, changes in laws, new or increased competition, delays in new products, changes in market demand, market acceptance of new products, seasonally in product purchasers, changes in foreign exchange rates and others.

These factors and others, including the outcome of certain legal proceedings pending against the Company, could cause operating results to vary significantly from those in prior periods, and those projected in forward-looking statements. Additional information with respect to these and other factors that could materially affect the Company and its operations are included in the Company's filings with the Securities and Exchange Commission and are incorporated herein.

Net sales from continuing operations were $78.6 million in the second quarter of 1997, a 9% increase over the same period in the prior year. Second quarter sales in the Electrical Equipment segment increased by 10% due primarily to a 20% increase in sales for commercial electric motors and controls. The sales from the Safety Equipment segment increased by 5% resulting from a strong demand for equipment used in commercial aircraft, which offset a decline in sales to the defense industry. In 1996, sales from U.S. defense contracts were 10% of total Company sales, and this percentage is expected to continue to decline during the remainder of 1997.

Gross margin on sales was 32.8% in the second quarter of 1997 compared to 33.2% in the prior year. This decline resulted primarily from a recently completed fixed price contract for an automation system.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER 1997 vs. SECOND QUARTER 1996 (Continued)

Selling, general and administrative expenses were 20.9% of sales in the second quarter of 1997, compared to 21.7% of sales in the prior year. The decline in selling and administrative expense, as a percentage of sales, reflects the effect of the increase in sales. Actual SD&A expenses increased from $15.6 million to $16.4 million.

Research and development expenses represented 4.6% of sales compared to 5.2% in the prior year. The decline in R&D expense, as a percentage of total sales, was due to economies resulting from the consolidation of certain engineering functions within the Electrical Equipment segment.

Net interest and other expenses were nearly unchanged between the second quarter of 1997 and the same period in the prior year. Interest expenses in 1996 have been reallocated between continuing and discontinued operations to be consistent with the method being used in 1997.

Income before taxes increased in the second quarter of 1997 by 29%. This increase is primarily a result of the 9% increase in sales and a reduction of operating expenses as a percentage of sales. Income before tax equaled 6.4% of sales in the just completed quarter as compared to 5.4% in the same period of the prior year.

The effective tax rate for the second quarter of 1997 is 39.0%
of pretax income from continuing operations as compared to 38.7% in the same quarter of the prior year. The expected annual blended tax rate for the year of 1997 is 39.0%.

Earnings per share from continuing operations in the second quarter of 1997 were 25 cents as compared to 19 cents of income in the prior year. The adjusted weighted-average shares for the second quarter of 1997 were 12,428,000 as compared to 12,527,000 in the same period of the prior year. The difference in incremental shares resulted mainly from a decrease in the number of stock options that were "in the money's" in 1997, due to the lower average stock price during the second quarter of 1997 as compared to 1996 and additional stock options that were issued in the first six months of 1997 which were dilutive. The increase in shares outstanding, from 12,171,000 as of June 28, 1996 to 12,221,000 as of June 27, 1997, is the result of the exercise of stock options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SECOND QUARTER 1997 vs. SECOND QUARTER 1996 (Continued)

Total orders received for continuing operations in the second quarter of 1997 were $77.3 million, up from $74.5 million in the prior year, and the backlog at the end of the quarter was $104.1 million compared to $104.8 million in the prior year. Orders for the Electrical Equipment segment during the second quarter totaled $59.7 million, while orders for the Safety Equipment segment totaled $17.6 million.


FIRST HALF OF 1997 vs. FIRST HALF OF 1996

Continuing Operations
---------------------

Net sales from continuing operations were $151.1 million in the first half of 1997, a 3% increase in sales over the same period in the prior year. First half 1997 sales in the Electrical Equipment segment were $117.6 million up 6% and sales in the Safety Equipment segment were $33.5 million, a decrease of 6%. The decrease in Safety Equipment is accounted for mainly by reduced sales under U.S. defense contracts.

Gross margin on sales decreased to 32.4% of sales in the first half of 1997 from 32.9% in the prior year. The lower gross margin is explained by lower first quarter sales, product mix and a recently completed fixed price contract for an automation system.

Selling, general and administrative expenses were 21.0% of sales in the first half of 1997, compared to 20.8% of sales in the prior year. Included in the first quarter of 1997 expenses was a charge of $264,000 to retire $5.6 million of industrial revenue bonds, representing a write-off of the remaining unamortized expenses involved in the issuance of the bonds. Excluding this one-time expense, selling, general and administrative expense in the first half of 1997 would have been 20.8% of sales, the same as in the prior year.

Research and development expenses were 4.6% of sales in the first half of 1997 as compared to 5.0% in the same period in the prior year. The decline in R&D expense was due to economies resulting from the consolidation of certain engineering functions within the Electrical Equipment segment. R&D expenses equal 5.2% of sales in the Electrical Equipment segment and 2.4% of sales in the Safety Equipment segment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST HALF OF 1997 vs. FIRST HALF OF 1996 (Continued)

Continuing Operations (Continued)
---------------------------------
Net interest and other expenses decreased $266,000 in the first half of 1997 compared to the same period in 1996. The amount of total Company borrowing was slightly lower in 1997 as compared to 1996 and the combined interest rate was slightly higher in 1997 than in the prior year. More interest expense was allocated to discontinued operations in 1997 as compared to the prior year due to the continued investment in Solium, which occurred in the second half of 1996.

Income before taxes from continuing operations remained at 6.1% of sales in the first half of 1996 and 1997. In the first quarter of 1997 income before tax was 5.7% of sales and was 6.4% in the just completed second quarter.

The estimated annual blended tax rate for 1997 is 39.0% as compared to the effective tax rate of 38.3% used in the first half of 1996.

Net income per share from continuing operations for the first half of 1997 was 47 cents as compared to 44 cents in the prior year. The adjusted weighted-average shares for the first half of 1997 were 12,407,000 as compared to 12,558,000 in the same prior year period. The difference is incremental shares resulted mainly from a decrease in the number of stock options that were "in the money's" in 1997, due to the lower average stock price during the first half of 1997 as compared to 1996 and additional stock options that were issued in the first half of 1997 which were dilutive.

Total orders received for continuing operations in the first half of 1997 were $158.3 million as compared to $154.1 million in the same period of the proceeding year. Orders for the Electrical Equipment segment during the first half totaled $118.9 million, while orders for the Safety Equipment segment totaled $39.4 million.

Discontinued Operations
-----------------------
On April 9, 1997, the Company announced that it would seek a strategic buyer for its Solium technology and equipment, and phase out the Solium subsidiary. As a result, the Company has reported a charge of $12,040,000, net of taxes, on the disposal of Solium and Solium has been reclassified as a discontinued operation. The decision was made after the Company concluded that it did not have the market and industry position to achieve sufficient success in the near term.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST HALF OF 1997 vs. FIRST HALF OF 1996 (Continued)

Discontinued Operations (Continued)
-----------------------------------

In light of the reclassification, the first quarter of 1997 and the first half of 1996 have been restated to separately present
Solium's past operations, restructuring expense in June of 1996 and the discontinuance charge in March of 1997.

The Solium subsidiary has been accounted for as a discontinued operation in accordance with APB 30, which among other provisions, expects the plan of disposal to be carried out within one year. The outcome of any negotiations concerning the disposition of Solium and the specific date for such disposition cannot be determined at this time.

The loss from discontinued operations of $13.6 million in the first quarter of 1997 is composed of $12.1 million of estimated loss on disposal of assets and a loss of $1.5 million from operations in the first quarter of 1997. No further operational losses from Solium are anticipated.

The ultimate financial impact of the disposal of the Solium subsidiary could differ from management's estimate.

Net Loss
--------

The net loss for the first half of 1997 of $7.8 million is composed of $5.8 million of income from continuing operations and a loss of $13.6 million from discontinued operations.


FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio on June 27, 1997 was 3:1 and working capital was $83.7 million.

Net income from continuing operations plus depreciation and amortization was $11.8 million in the first six half of 1997 as compared to $10.8 million for the same period in the prior year.

Trade receivables were 57 days at the end of the second quarter of 1997 as compared to 55 days in the prior year. Inventory turns were 4.2 times per year as of June 27,1997 as compared with 3.9 times at the same point in the prior year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY (Continued)

Restricted cash of $6.2 million as of the end of the first quarter of 1997 was used to retire $5.6 million of Industrial Revenue Bonds, which reduced the Company's long-term debt. Accounts payable increased as a result of increased purchasing to support a higher level of sales activity.

Cash used for the purchase of plant and equipment decreased to $6.8 million in the first half of 1997 as compared to the purchase of $10.5 million in the same period of the proceeding year. The principal difference is the $3.1 million of new software and hardware purchased in the first half of 1996 to update the Company's management information systems and $1.7 million of capital equipment for the Solium operation purchased during the same period.

Debt less cash was $73.1 million on June 27, 1997, a $0.9 million decrease since the beginning of the year. At the end of the first half of 1997, the Company had unused credit lines of $9.8 million and outstanding borrowings under its credit facility of $59.6 million. The average rate of interest on bank borrowing during the first half of both 1997 and 1996 was 6.0%

As of June 27, 1997, the Company had approximately $4.2 million of outstanding foreign exchange contracts in which foreign currencies could be sold. These contracts serve to hedge foreign currency exposures.

The cash to be expended in the discontinuance of the Solium subsidiary is not expected to adversely affect the Company's ability to finance operations and fund planned capital expenditures. Additionally, the Company believes that internally generated funds plus the existing lines of credit will meet all cash requirements foreseeable at this time.


PART II   OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

As previously reported by the Company in its 1996 Form 10-K and its Form 10-Q for the quarter ended March 28, 1997, the Company is a co-defendant, with certain of its past and present officers, in actions filed in October 1996 in the United States District Court for the Central District of California by certain shareholders of the Company's common stock and an individual who purchased the Company's 7-3/4% convertible subordinated debentures, due 2003. A motion for class certification has been granted in both complaints and the cases have been consolidated.

PART II   OTHER INFORMATION

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
 3.1   Bylaws, as amended
10.1   Employment Agreement with David L. Schlotterbeck
10.2   Nonstatutory Stock Option Agreement with
          David L. Schlotterbeck
10.3   Employment Agreement with Winston E. Hickman
10.4   Nonstatutory Stock Option Agreement with
          Winston E. Hickman
27.0   Financial Data Schedule

(b)    Reports on Form 8-K
A report on Form 8-K, dated April 9, 1997, disclosing the
Company's announcement regarding Solium was filed with the Securities and Exchange Commission on April 21, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, Registrant


By: /s/ Winston E. Hickman              Date:  August 11, 1997
    ----------------------                     ---------------
    Winston E. Hickman
    Senior Vice President




EXHIBITS
--------
 3.1   Bylaws, as amended
10.1   Employment Agreement with David L. Schlotterbeck
10.2   Nonstatutory Stock Option Agreement with
          David L. Schlotterbeck
10.3   Employment Agreement with Winston E. Hickman
10.4   Nonstatutory Stock Option Agreement with
          Winston E. Hickman
27.0   Financial Data Schedule