Form 10-Q
period 1997-09-26
PACIFIC SCIENTIFIC CO
filed 1997-11-10
CIK 75608

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM              TO
                                      -------------   --------------

                          COMMISSION FILE NUMBER 1-7744


                           PACIFIC SCIENTIFIC COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                        94-0744970
-------------------------------                       ----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification Number)


620 NEWPORT CENTER DRIVE, SUITE 700
  NEWPORT BEACH, CALIFORNIA 92660                             92660
-----------------------------------                        ------------
(Address of principal executive offices)                    (Zip Code)


                                  714/720-1714
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO   .
                                        ---     ---

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                      AS OF SEPTEMBER 26, 1997: 12,381,595

                                      CLASS
                          COMMON STOCK, $1.00 PAR VALUE

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

================================================================================

                                                                      September 26,            December 27,
                                                                          1997                    1996
                                                                      -------------            ------------
                                                                       (unaudited)

ASSETS
CURRENT ASSETS:
      Cash............................................................ $  3,174                 $  2,986
      Short-term investments..........................................    1,300                        0
      Trade receivables (less allowance for doubtful
          accounts of $1,355 and $1,770, respectively)................   51,078                   52,971
      Inventories, lower of cost (principally average) or market:
          Finished goods..............................................   13,408                    7,599
          Work-in-progress............................................   17,392                   16,658
          Raw materials and purchased parts ..........................   23,811                   25,125
                                                                       --------                 --------
              Total Net Inventory.....................................   54,611                   49,382
      Deferred income taxes...........................................    9,986                    7,023
      Net assets held for disposition.................................    4,438                    9,856
      Other current assets ...........................................    1,208                    1,081
                                                                       --------                 --------
          Total Current Assets .......................................  125,795                  123,299
                                                                       --------                 --------
PROPERTY, AT COST:
      Land and buildings..............................................   17,945                   17,612
      Machinery and equipment ........................................  105,322                   99,726
                                                                       --------                 --------
          Total Property..............................................  123,267                  117,338
      Less accumulated depreciation ..................................   73,856                   67,931
                                                                       --------                 --------
          Net Property ...............................................   49,411                   49,407
                                                                       --------                 --------

RESTRICTED CASH.......................................................        0                    6,171
NOTES, PATENTS AND OTHER..............................................    8,700                   10,097
EXCESS OF COST OVER NET ASSETS ACQUIRED ..............................   36,894                   38,354
                                                                       --------                 --------
      TOTAL ASSETS ................................................... $220,800                 $227,328
                                                                       ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable................................................ $ 17,174                 $ 18,318
      Accrued employee compensation and benefits......................    5,700                    5,406
      Reserve for discontinued Solium operation.......................    4,593                        0
      Other current liabilities ......................................   13,908                    8,061
                                                                       --------                 --------
          Total Current Liabilities ..................................   41,375                   31,785
                                                                       --------                 --------

BANK BORROWING........................................................   53,213                   60,509
CONVERTIBLE SUBORDINATED DEBENTURES...................................   16,974                   16,974
INDUSTRIAL DEVELOPMENT BONDS..........................................        0                    5,625
OTHER LONG-TERM LIABILITIES ..........................................    6,373                    5,625
                                                                       --------                 --------
STOCKHOLDERS' EQUITY:
      Common stock, $1 par value......................................   12,382                   12,195
      Additional paid-in-capital......................................    5,333                    4,394
      Currency translation adjustment.................................      289                     (282)
      Retained earnings ..............................................   84,861                   90,503
                                                                       --------                 --------
          Total Stockholders' Equity .................................  102,865                  106,810
                                                                       --------                 --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................... $220,800                 $227,328
                                                                       ========                 ========

================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.   FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

================================================================================

                                                     QUARTER ENDED                  NINE MONTHS ENDED
                                               ------------------------          ------------------------
                                               SEPT 26,        SEPT 27,           SEPT 26,       SEPT 27,
                                                 1997            1996               1997           1996
                                               -------         --------          --------        --------
SALES:
      Electrical Equipment................     $57,544         $51,262           $175,159        $161,799
      Safety Equipment....................      19,133          19,636             52,585          55,315
                                               -------        --------           --------        --------
          Total Sales.....................      76,677          70,898            227,744         217,114

COST OF SALES.............................      52,304          48,223            154,428         146,349
                                               -------        --------           --------        --------
      Gross Profit........................      24,373          22,675             73,316          70,765
                                               -------        --------           --------        --------

EXPENSES:
      Selling, general and administration.      15,724          14,581             47,397          45,018
      Research and development............       2,995           3,690              9,880          10,955
                                               -------        --------           --------        --------
          Total Expenses..................      18,719          18,271             57,277          55,973
                                              --------        --------           --------        --------

OPERATING INCOME..........................       5,654           4,404             16,039          14,792

INTEREST AND OTHER (Net) .................        (428)           (600)            (1,630)         (2,068)
                                              --------        --------           --------        --------
      INCOME BEFORE INCOME TAXES..........       5,226           3,804             14,409          12,724

INCOME TAXES..............................      (2,007)         (1,556)            (5,384)         (4,975)
                                              --------        --------           --------        --------
      INCOME FROM CONTINUING OPERATIONS..        3,219           2,248              9,025           7,749

LOSS FROM DISCONTINUED OPERATIONS........            0          (1,378)           (13,563)         (8,725)
                                              --------       ---------          ---------       ---------
      NET INCOME (LOSS)..................     $  3,219       $     870          $  (4,538)      $    (976)
                                              ========       =========          =========       =========

EARNINGS (LOSS) PER SHARE:
      Continuing Operations..............     $   0.26       $    0.18          $    0.73       $    0.62
      Discontinued Operations............            0           (0.11)             (1.09)          (0.70)
                                              --------       ---------          ---------       ---------
          Total..........................     $   0.26       $    0.07          $   (0.36)      $   (0.08)
                                              ========       =========          =========       =========

CASH DIVIDENDS PER COMMON SHARE..........     $   0.03       $    0.03          $    0.09       $    0.09
                                              ========       =========          =========       =========

COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING............................       12,588          12,370             12,443          12,495
                                              ========       =========          =========       =========

================================================================================

The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SCIENTIFIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

================================================================================

                                                                                 NINE MONTHS ENDED
                                                                          ----------------------------------
                                                                           SEPT 26,                 SEPT 27,
                                                                            1997                     1996
                                                                          ----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss........................................................    $  (4,538)                $   (976)
      Adjustments to reconcile net loss to net
        cash provided by continuing operations:
          Depreciation and amortization...............................        8,782                    8,170
          Gain on disposal of equipment...............................            0                      233
      Deferred income taxes...........................................       (2,963)                       0
      Changes in assets and liabilities:
          Receivables.................................................        1,893                    2,584
          Inventories.................................................       (5,229)                    (802)
          Net assets held for disposition.............................        5,418                        0
          Other assets................................................         (127)                     931
          Accounts payable and accrued liabilities....................         (850)                    (931)
          Reserve for disposal of discontinued operations.............        4,593                      128
          Other liabilities...........................................        6,595                      253
                                                                           --------                 --------
              Net cash provided (used) by operating activities........       13,574                    9,590

------------------------------------------------------------------------------------------------------------------
      Net cash provided by continuing operations......................       16,985                   13,778
      Net cash used by discontinued operations........................       (3,411)                  (4,188)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of plant and equipment................................       (5,929)                 (16,001)
      Decrease (increase) in restricted cash..........................        6,171                      (21)
      Short-term investments..........................................       (1,300)                       0
                                                                           --------                 --------
          Net cash provided (used) from investing activities..........       (1,058)                 (16,022)
                                                                          ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of short-term borrowing and debt........................       (7,296)                   4,833
      Pay-off of long-term borrowing and debt.........................       (5,625)                     (70)
      Cash dividends on common stock..................................       (1,104)                  (1,094)
      Issuances of common stock.......................................        1,126                    1,171
                                                                           --------                 --------
          Net cash provided (used) from financing activities..........      (12,899)                   4,840
                                                                           --------                 --------

EFFECT OF EXCHANGE RATE CHANGES.......................................          571                       (4)
                                                                           --------                 --------
NET INCREASE (DECREASE) IN CASH.......................................          188                   (1,596)
CASH, Beginning of Period.............................................        2,986                    6,123
                                                                           --------                 --------
CASH, End of Period...................................................     $  3,174                 $  4,527
                                                                           ========                 ========

================================================================================
The accompanying notes to consolidated financial statements are an integral part of this statement.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) INTERIM ACCOUNTING POLICY

The unaudited interim condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements, included herein, contain all adjustments necessary to present fairly the Company's and its consolidated subsidiaries' financial condition at September 26, 1997, and the results of their operations and cash flows for the nine-month periods ended September 26, 1997 and September 27, 1996. Certain costs and expenses are assigned to the periods presented so that the interim periods bear a reasonable portion of the anticipated annual amount. Included among these are estimated amounts for inventory adjustments, performance bonuses, employee fringe benefits and income taxes. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. These interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 27, 1996.


(2) DISCONTINUED OPERATION

On April 9, 1997, the Company announced that it would seek a strategic buyer for its Solium technology and equipment, and phase-out of the Solium subsidiary. The Solium subsidiary has been accounted for in the financial statements presented herein as a discontinued operation in accordance with APB 30, which among other provisions, expects the plan of disposal to be carried out within one year. The details concerning the discontinuance are provided in the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on April 21, 1997, and are incorporated herein by reference.

PACIFIC SCIENTIFIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) EARNINGS PER SHARE

Earnings (loss) per common and common equivalent shares were computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares consist of the estimated number of shares issuable upon exercise of dilutive stock options reduced by the number of common shares assumed to have been reacquired with the proceeds from exercise of the options.

                                            FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                          -------------------------------    -------------------------------
                                          SEPTEMBER 26,     SEPTEMBER 27,    SEPTEMBER 26,     SEPTEMBER 27,
                                              1997              1996             1997              1996
------------------------------------------------------------------------------------------------------------
PRIMARY

Weighted Number of Shares Outstanding      12,310,828        12,171,139       12,244,567        12,146,947

Average Number of Shares Assuming
Exercise of Dilutive Employee Stock
  Options                                     277,485           198,368          198,447           347,696

Common and Common Equivalent Shares        12,588,313        12,369,507       12,443,014        12,494,643

FULLY DILUTED

Weighted Number of Shares Outstanding      12,310,828        12,171,139       12,244,567        12,146,947

Average Number of Shares Assuming
Exercise of Dilutive Employee Stock
  Options                                     313,285           200,951          234,257           309,645

Common and Common Equivalent Shares        12,624,113        12,372,090       12,478,824        12,456,592

--------------------------------------------------------------------------------

(1) The Company has outstanding convertible subordinated debentures issued April 26, 1983. Inclusion of these debentures would be antidilutive and, accordingly, they have been excluded from the above totals for the periods.

(2) The Company will adopt FASB 128, Earnings Per Share, as required, after December 15, 1997. Had the Company adopted FASB 128 during fiscal 1997, there would have been no material change in reported earnings (loss) per share.



(4) RECLASSIFICATIONS

The 1996 financial statements have been reclassified to reflect the decision to discontinue the Solium subsidiary and to conform to the 1997 financial statement presentations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections.

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

These factors and others, including the outcome of certain legal proceedings pending against the Company (see Part II, Item 1. Legal Proceedings on page 13), could cause operating results to vary significantly from those in prior periods, and those projected in forward-looking statements. Additional information with respect to these and other factors that could materially affect the Company and its operations are included in the Company's filings with the Securities and Exchange Commission and are incorporated herein.


RESULTS OF OPERATIONS

THIRD QUARTER 1997 VS. THIRD QUARTER 1996

Net sales from continuing operations were $76.7 million in the third quarter of 1997, an 8% increase over the same period in the prior year. 1997 third quarter sales in the Electrical Equipment segment increased by 12% to $57.5 million from $51.3 million in the same quarter of the prior year. The sales from the Safety Equipment segment decreased by 3%, which included the impact of the continued de-emphasis on the military market.

Gross margin on sales was 31.8% in the third quarter of 1997 compared to 32.0% in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1997 VS. THIRD QUARTER 1996 (CONTINUED)

Selling, general and administrative expenses were 20.5% of sales in the third quarter of 1997, compared to 20.6% of sales in the prior year. Total SG&A expenses increased from $14.6 million to $15.7 million.

Research and development expenses represented 3.9% of sales in the third quarter, compared to 5.2% in the prior year. R&D expense in the Electrical Equipment segment declined to $2.6 million from $3.0 million as a result of combining certain engineering functions. As a percent of Electrical Equipment sales, R&D expense was 4.6% as compared 5.8% in the prior year. R&D expense in the Safety Equipment segment was 1.9% in the just completed quarter as compared to 3.7% in the prior year. This decline is the result of completing certain aerospace development programs.

Net interest and other expense was down in the third quarter of 1997 versus the same period in the prior year due to lower interest expense on lower bank debt. Interest expense in 1996 has been allocated between continuing and discontinued operations, consistent with the method used in 1997.

Income before taxes increased in the third quarter of 1997 by 37%. This increase is primarily a result of increased sales in the Electrical Equipment segment, improved profitability of the Instruments Group and a reduction of R&D and interest expense as a percentage of sales. Income before tax equaled 6.8% of sales in the just completed quarter as compared to 5.4% in the same period of the prior year.

The effective tax rate for the third quarter of 1997 is 38.4% of pretax income from continuing operations as compared to 40.9% in the same quarter of the prior year. The expected effective tax rate for the year of 1997 from continuing operations is 37.5%.

Earnings per share from continuing operations in the third quarter of 1997 were 26 cents as compared to 18 cents of income in the prior year. The adjusted weighted-average shares for the third quarter of 1997 were 12,588,000 as compared to 12,370,000 in the same period of the prior year. The difference in incremental shares resulted mainly from an increase in the number of dilutive stock options in 1997, due to the higher average stock price during the third quarter of 1997 as compared to 1996 and additional stock options issued in the first nine months of 1997. The increase in shares outstanding, from 12,171,000 as of September 27, 1996 to 12,382,000 as of September 26, 1997, is the result of the exercise of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER 1997 VS. THIRD QUARTER 1996 (CONTINUED)

Total orders received for continuing operations in the third quarter of 1997 were $73.4 million, up from $63.2 million in the prior year, and the backlog at the end of the quarter was $100.8 million compared to $98.0 million in the prior year. Orders for the Electrical Equipment segment during the third quarter totaled $53.7 million, up $6.2 million or a 13% increase. Orders for the Safety Equipment segment totaled $19.7 million, up $4.0 million or a 25% increase.

NET INCOME (LOSS)

The net income of $3.2 million, for the third quarter of 1997, was due to continuing operations. The net income of $870,000, for the third quarter of 1996, was due to $2.3 million of income from continuing operations, partially offset by $1.4 million of loss from discontinued operations.


FIRST NINE MONTHS OF 1997 VS. FIRST NINE MONTHS OF 1996

CONTINUING OPERATIONS

Net sales from continuing operations were $227.7 million in the first nine months of 1997, a 5% increase in sales over the same period in the prior year. In the first nine months of 1997, sales in the Electrical Equipment segment were $175.1 million, up 8%, and sales in the Safety Equipment segment were $52.6 million, a decrease of 5%. The decrease in Safety Equipment is accounted for mainly by reduced sales within the military market place.

Gross margin on sales decreased to 32.2% of sales in the first nine months of 1997 from 32.6% in the prior year. The lower gross margin is primarily due to weaker performance within the Automation Intelligence operation, which had low margins on certain automation contracts which now have been completed.

Selling, general and administrative expenses were 20.8% of sales in the first nine months of 1997, compared to 20.7% of sales in the prior year. The first nine months of 1997 include the first quarter of 1997 charge of $264,000 to retire $5.6 million of industrial revenue bonds, representing a write-off of the remaining unamortized expenses involved in the issuance of the bonds. Excluding this one-time expense, selling, general and administrative expense in the first nine months of 1997 would have been 20.7% of sales, the same as the comparable period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1997 VS. FIRST NINE MONTHS OF 1996 (CONTINUED)

CONTINUING OPERATIONS (CONTINUED)

Research and development expenses were 4.3% of sales in the first nine months of 1997 as compared to 5.0% in the same period in the prior year. R&D expenses in the Electrical Equipment segment declined from $9.3 million in the first nine months of 1996 to $8.7 million in the same period of 1997 reflecting the combination of engineering efforts within the Automation Technology and Instrument groups. As a percent of sales in the Electrical Equipment segment, R&D expense was 5.4% in the current year as compared to 5.7% in the prior period. In the Safety Equipment segment, R&D expenses declined from $1.6 million to $1.2 million reflecting the completion of certain development efforts. As a percent of sales in the Safety Equipment segment, this level of R&D is equal to 2.2% of sales in the current year as compared to 3.0% in the prior period.

Net interest and other expenses decreased $438,000 in the first nine months of 1997 compared to the same period in 1996. The amount of total Company borrowing was reduced in 1997 and the combined interest rate was approximately the same in 1997 as 1996. Interest expense in 1996 has been allocated between continuing and discontinuing operations, consistent with the method used in 1997.

Income before taxes from continuing operations increased 13% in the first nine months of 1997 as compared to the prior year. This increase is primarily a result of increased sales in the Electrical Equipment segment, improved profitability of the Instruments Group and lower R&D and interest expenses. Income before taxes was 6.3% of sales in the first nine months of 1997, as compared to 5.9% in the same period of the prior year.

The tax rate for the first nine months of 1997 is 37.4% as compared to the effective tax rate of 39.1% used in the same period of 1996. The expected effective tax rate for continuing operations in 1997 is 37.5%.

Net income per share from continuing operations for the first nine months of 1997 was 73 cents as compared to 62 cents in the prior year. The adjusted weighted-average shares for the first nine months of 1997 were 12,443,000 as compared to 12,495,000 in the same prior year period. The difference is incremental shares resulting mainly from a decrease in the number of dilutive stock options in 1997, due to the lower average stock price during the first nine months of 1997 as compared to 1996, and additional stock options issued in the first nine months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1997 VS. FIRST NINE MONTHS OF 1996 (CONTINUED)

CONTINUING OPERATIONS (CONTINUED)

Total orders received for continuing operations for the first 9 months of 1997 were $231.8 million as compared to $217.3 million in the same period of the proceeding year. Orders for the Electrical Equipment segment during the first 9 months totaled $174.1 million, while orders for the Safety Equipment segment totaled $57.7 million.


DISCONTINUED OPERATIONS

On April 9, 1997, the Company announced that it would seek a strategic buyer for its Solium technology and equipment, and phase out the Solium subsidiary. As a result, the Company reported a charge of $12,040,000, net of taxes, on the disposal of Solium and Solium has been reclassified as a discontinued operation. The decision was made after the Company concluded that it did not have the market and industry position to achieve sufficient success in the near term.

In light of the reclassification, the first quarter of 1997 and the first nine months of 1996 have been restated to separately present Solium as a discontinued operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1997 VS. FIRST NINE MONTHS OF 1996 (CONTINUED)

NET LOSS

The net loss for the first nine months of 1997 of $4.5 million is composed of $9.0 million of income from continuing operations and a loss of $13.5 million from discontinued operations. The 1996 net loss of $976,000 was due to a profit of $7.7 million from continuing operations and a loss of $8.7 million from discontinued operations.


FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio on September 26, 1997 was 3:1 and working capital was $84.4 million.

Net income from continuing operations plus depreciation and amortization was $17.0 million in the first nine months of 1997 as compared to $13.8 million for the same period in the prior year. Trade receivables were 60 days at the end of the third quarter of 1997 as compared to 67 days in the prior year. Inventory turns were 3.8 times per year as of September 26, 1997 as compared with 3.9 times at the same point in the prior year.

Restricted cash of $6.2 million as of December 27, 1996 was used during the second quarter of 1997 to retire $5.6 million of Industrial Revenue Bonds, which reduced the Company's long-term debt.

Cash used for the purchase of plant and equipment decreased to $5.9 million in the first nine months of 1997 as compared to $16.0 million in the same period of the preceding year. The principal difference is the $5.4 million of new software and hardware purchased in the first half of 1996 to update the Company's management information systems and capital equipment for the Solium operation purchased during the same period.

The Company entered into its new bank lines of credit during the third quarter of 1997 increasing its credit facility to $100 million. The unsecured credit facility has an initial three-year term and may be extended for additional one-year terms with the consent of the parties and contains various financial and other covenants. A copy of the Credit Agreement is included with this Report as an exhibit and is incorporated herein. Debt less cash was $67.0 million on September 26, 1997, a $6.9 million decrease since the beginning of the year. At the end of the third quarter of 1997, the Company had unused credit lines of $44.8 million and outstanding borrowings and commitments under its credit facility of $55.2 million. The average rate of interest on bank borrowing during the first nine months of both 1997 and 1996 was 6.0%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION AND LIQUIDITY (CONTINUED)

As of September 26, 1997, the Company had approximately $4.2 million of outstanding foreign exchange contracts in which foreign currencies could be sold. These contracts serve to hedge foreign currency exposures.

The cash to be expended in the discontinuance of the Solium subsidiary is not expected to adversely affect the Company's ability to finance operations and fund planned capital expenditures. Additionally, the Company believes that internally generated funds plus the existing lines of credit will meet its cash requirements foreseeable at this time.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported by the Company in its 1996 Form 10-K and its Form 10-Q for the quarter ended June 27, 1997, the Company is a co-defendant, with certain of its past and present officers, in actions filed in October 1996 in the United States District Court for the Central District of California by certain shareholders of the Company's common stock and an individual who purchased the Company's 7-3/4% convertible subordinated debentures, due 2003. A motion for class certification has been granted in both complaints and the cases have been consolidated.

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

These actions, in aggregate, initially requested damages of approximately $98 million plus legal fees. The Superior Court action also seeks punitive damages plus rescission of the sale of Met One as remedies. The Company believes the allegations made are without merit and, in any event, the purported damages are greatly overstated. The Company has submitted claims to its insurers in connection with the defense of these lawsuits. The Company management, at this time, is not able to determine the eventual disposition of these matters. However, as in all matters of litigation, an unfavorable outcome could have an adverse effect on the Company's consolidated results of operations in the period in which that matter is resolved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        10.0 U.S. $100,000,000 Credit Agreement among the Company and the financial institutions named therein, dated September 26, 1997.

        27.0    Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC SCIENTIFIC COMPANY, REGISTRANT


By:  /s/ WINSTON E. HICKMAN                         Date: November 10, 1997
     ----------------------                               -----------------
     Winston E. Hickman
     Senior Vice President and
     Chief Financial Officer




EXHIBITS
--------
 10.0 U.S. $100 Million Credit Agreement among the Company and the financial institutions named therein, dated September 26, 1997

 27.0       Financial Data Schedule